Form 10KT405
period 1996-12-31
CHEMFIRST INC
filed 1997-03-17
CIK 1026601

================================================================================

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 1996     COMMISSION FILE NUMBER 333-15789
      TO DECEMBER 31, 1996

                                 CHEMFIRST INC.
             (Exact name of Registrant as specified in its charter)

                 MISSISSIPPI                                     64-0679456
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
       700 NORTH STREET, P.O. BOX 1249                           39215-1249
             JACKSON, MISSISSIPPI                                (Zip code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (601) 948-7550

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          COMMON STOCK, PAR VALUE $1                      NEW YORK STOCK EXCHANGE
        COMMON STOCK, PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 20, 1997 is approximately $425,942,934.

     The number of shares of the Registrant's Common Stock outstanding as of February 20, 1997 is 20,682,841.

================================================================================

                                     PART I

ITEM 1. BUSINESS

CHEMFIRST

     ChemFirst Inc. (the "Company") was incorporated in Mississippi in 1983 under the name, Omnirad, Inc., as a wholly-owned subsidiary of First Mississippi Corporation. In November 1996, in anticipation of the Distribution (as defined below), the Company's name was changed from Omnirad, Inc. to ChemFirst Inc. The principal businesses of the Company at December 31, 1996 involve the continuous production of aniline, nitrobenzene, nitrotoluene and toluidines; custom production of fine chemicals for chemical, agricultural and pharmaceutical companies and production of electronic performance chemicals for the semiconductor and related industries. Other significant businesses include the design and production of low-emission burners, flares and incinerators and thermal plasma equipment for steel production, waste treatment and research. The Company also produces steel ingots and billets from melted scrap.

     Prior to December 23, 1996, the Company's subsidiaries were subsidiaries of First Mississippi Corporation ("First Mississippi") and the Company's operations were conducted through subsidiaries of First Mississippi. On December 23, 1996 (the "Distribution Date"), First Mississippi contributed all of its assets and subsidiaries, other than those relating to its fertilizer business, to the Company, which at that time was a wholly-owned subsidiary of First Mississippi and had engaged in no activities during the previous five years. First Mississippi then spun-off the Company in a tax-free distribution of the Company's common stock to First Mississippi shareholders (the "Distribution") on the Distribution Date. The Distribution occurred immediately prior to and in connection with the merger of First Mississippi with a wholly-owned subsidiary of Mississippi Chemical Corporation on December 24, 1996 (the "Merger"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 27, 1996. The Company has operated as a publicly-held entity since the Distribution Date. For further information on the Distribution and the Merger, see the First Mississippi-Mississippi Chemical Corporation Joint Proxy Statement/Prospectus dated November 18, 1996.

     The historical financial statements of First Mississippi have been deemed to be those of the Company, restated to present the merged fertilizer business as a discontinued operation. For purposes of this transition report, the historical business operations and business developments of First Mississippi have been deemed to be those of the Company, so that references hereinafter to First Mississippi's business operations and business developments prior to the Distribution Date shall be referred to as the Company's business operations and business developments. The Company's fiscal year-end has been changed from June 30 to December 31. Accordingly, the following discussion presents results for a six-month "Transition Period" beginning July 1, 1996 and ending December 31, 1996. This six-month transition period may hereinafter be referred to as the "Transition Period". The one-year fiscal period ended June 30, 1996 will hereinafter be referred to as "fiscal 1996".

     At December 31, 1996, the Company had 1,135 employees, which includes employees of the parent company, all wholly-owned subsidiaries and the proportionate share of all employees at one 50%-owned subsidiary.

  Recent Development

     On January 14, 1997, the Company's wholly-owned subsidiary, Plasma Processing Corporation ("PPC"), sold its aluminum dross processing business to a subsidiary of Philip Environmental Inc. ("Philip"). The assets acquired by Philip included PPC's proprietary technology and licenses, the Millwood, West Virginia plant and related equipment and PPC's 50% interest in the Newminco Joint Venture. The assets acquired by Philip did not include any of PPC's inventories of nonmetallic product. However, Philip is obligated to purchase from PPC all of its future requirements of nonmetallic product, including any requirements in connection with Philip's obligations under the Newminco Joint Venture, until such time as PPC's supply of nonmetallic product is exhausted. The purchase price for the assets acquired by Philip was $4.1 million ($2.0 million of which is payable at the end of a five-year period, with interest payable over that period at the prime rate) plus an annual royalty equal to 10% of Philip's share of the profit from sales of certain products by the Newminco Joint Venture. In addition, in the event Philip sells or otherwise transfers any portion of its interest in the Newminco Joint Venture, or receives any payment as a result of the termination or modification of said joint venture, Philip is obligated to pay the Company an amount equal to 10% of the proceeds resulting therefrom.

     The following contains further discussion of the Company's business and properties as grouped under Chemicals and Combustion and Thermal Plasma, Steel Production and Other Operations and should be read in conjunction with Notes 2, 3 and 13 to the Consolidated Financial Statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CHEMICALS

  General

     The Company's chemicals business is operated principally through three subsidiaries: First Chemical Corporation ("FCC"); Quality Chemicals, Inc. ("Quality Chemicals"); and EKC Technology, Inc. ("EKC"). During the six-month period ended December 31, 1996, the Company's chemicals business had sales of $123.3 million, which accounted for approximately 65% of The Company's consolidated sales for the Transition Period. Chemicals had an operating profit of $20.8 million for the Transition Period.

     The Company groups its chemical products into three major categories: industrial chemical intermediates, fine chemicals and electronic performance chemicals. Industrial chemical intermediaries are manufactured by FCC and include aniline and nitrobenzene. The Company's fine chemicals are produced by both Quality Chemicals and FCC, and include chemicals for use by companies for agricultural, pharmaceutical, polymer and photosensitive applications. The Company's electronic performance chemicals include organic photoresist removers and cleaning solutions, which are produced by EKC, and other chemicals used in the semiconductor and related industries. The primary distinction between intermediates and fine chemicals is the degree to which further processing is required to produce the end product used by consumers. Electronic performance chemicals are not consumed into the end product but are instead used during a manufacturing process for a specific purpose.

     Of these three categories, industrial chemical intermediates are chemicals in the least advanced state of production and the most affected by changes in the business cycle or in the cost of raw materials. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of the chemical's molecular content. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important.

     Fine chemicals are sold in relatively small volumes to a narrow base of customers, which are either end-users or producers of performance chemicals. Because of their specialized, complex molecular content, there are typically few uses for fine chemicals and significantly more technical service is expected from the customer. The key to successful production of fine chemicals is identifying the markets for the product and developing a highly exacting chemical synthesis for use in the production process. Profit margins typically are higher than those associated with the production of industrial chemical intermediates.

     Purchasers of performance chemicals, who are end-users, acquire the product to achieve a specific performance objective. As with fine chemicals, performance chemicals are typically sold in relatively small volumes and have relatively few uses, although the customer base is often larger than that for fine chemicals. The production and sale of these chemicals are labor intensive and are usually dependent on a highly technical proprietary formulae and a sophisticated, well-trained customer service staff. Profit margins are relatively high and are usually not significantly affected by increases in the price of raw materials.

  Industrial Chemical Intermediates

     FCC, located in Pascagoula, Mississippi, owns and operates facilities for the continuous production of aniline, nitrobenzene, nitrotoluenes and toluidines. FCC's operating facilities are supported by storage, rail, truck and barge distribution facilities and quality control laboratories and also include research laboratories, a pilot plant and multipurpose batch facilities for the development and production of specialty chemicals, and waste treatment facilities, including an on-site incinerator. FCC utilizes state-of-the-art technology for nitration and a proprietary process for continuous hydrogenation. The Pascagoula facilities' total nitrated aromatic production capacity is approximately 516 million pounds per year. Actual Transition Period production was 216 million pounds, which, when annualized, approximates 84% of average annual capacity.

     FCC is among the largest merchant marketers of aniline in the United States, and its Pascagoula complex is one of the largest aniline production facilities in the United States. Aniline's primary end use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. Aniline is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber and in a widely used herbicide for corn and soybeans. The aniline sold by FCC accounted for approximately 21% of the Company's consolidated sales for the Transition Period. Most of FCC's aniline production is sold under contracts containing price-adjustment mechanisms that substantially protect FCC from fluctuations in the prices of raw materials. FCC is also the second largest producer of nitrotoluenes in the world and the only producer of nitrotoluenes in the United States.

     FCC recently entered into a long-term agreement with Bayer Corporation ("Bayer") to build, own and operate a world scale nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI (methylene diphenyl diisocyantate) manufacturing operations. Phase I of the facility is under construction and is scheduled for completion in early 1998. Phase II, which is estimated to cost less than Phase I, may be completed later. A majority of FCC's current aniline production from the Pascagoula facility is sold to Bayer under a long-term contract. If a potential Phase II is completed, it is intended that this aniline sales contract with Bayer will terminate and that future aniline production for sale to Bayer will be produced at the Baytown facility. The estimated cost to FCC of Phase I is in excess of $50.0 million.

  Custom Manufacturing of Fine Chemicals

     Through its Quality Chemicals subsidiary, the Company is a batch producer of fine chemicals manufactured to the specifications of its customers. Although historically its customers have purchased small quantities of Quality Chemicals' production capacity primarily for their new product development and market testing, recently the amount of production capacity sold by Quality Chemicals for the production of commercially marketed products has increased significantly. Companies involved in the mass production of chemically based consumer products often find it expensive and inefficient to manufacture small quantities of the complex chemicals required for new product development or products with limited markets. By providing a versatile array of custom services to a number of such companies, Quality Chemicals achieves economies of scale and is able to manufacture certain fine chemicals more economically and timely than they can be manufactured by its customers.

     Quality Chemicals' facilities, located in Tyrone, Pennsylvania, and Dayton, Ohio, include equipment for multi-step batch processing to custom produce complex fine chemicals used by chemical, agricultural, pharmaceutical and cosmetic companies. Both of these facilities are owned by Quality Chemicals. Following capacity additions and plant modifications to the Tyrone facility in fiscal 1996, annual production capacity is now between 6.0 million and 9.0 million pounds, depending on the products being produced and the type of custom processing required. Transition Period production at the Tyrone facility was approximately 3.9 million pounds. Annual production capacity for the Dayton facility is between approximately 3.0 million and 4.0 million pounds depending on the products being produced and the type of custom processing required. Transition Period production at the Dayton facility was approximately 1.8 million pounds.

     Quality Chemicals' current production is based on multi-step organic syntheses. Quality Chemicals has versatile facilities that use numerous reactors capable of producing custom fine chemicals in quantities ranging from the very small amounts needed for initial product testing, through pilot plant production of developmental quantities and continuing through the commercial production of chemicals with specific markets.

     A substantial portion of Quality Chemicals' revenue in the Transition Period was derived from sales of a herbicide ingredient to one manufacturer under an agreement that will expire in 2002. A substantial portion of the remainder of Quality Chemicals' sales is derived from a group of agricultural intermediates and actives. Quality Chemicals' other significant products include diphenyl isopthalate, an intermediate used in the production of fibers for fire-retardant fabrics and in transparent, heat-resistant plastics; rubber additives used in the manufacture of chemical-resistant rubber; and a co-catalyst for the production of a high-volume polyolefin plastic.

  Electronic Performance Chemicals

     EKC produces a line of electronic performance chemicals used in the semiconductor and related industries. These chemicals include organic photoresist removers and cleaning solutions which remove photoresist and dry-etch residue during the manufacture of semiconductors. Approximately 56% of EKC's sales for the Transition Period were outside of the United States, and approximately 24% of EKC's sales for the Transition Period were made by its Scotland-based subsidiary, EKC Limited, which sells EKC's chemicals in the European market. Most of these chemicals are produced on-site utilizing the same proprietary formulations used by EKC in the United States with a small percentage manufactured in the United States and distributed by the subsidiary into Europe. The remaining portion of non-United States sales, representing 32% of EKC's sales for the Transition Period, were made in the Pacific Rim through distributors.

     EKC's production facilities are located in Hayward, California and East Kilbride, Scotland, with marketing, technical and administrative support located at both locations. Additional marketing and technical support was added in Tokyo, Japan during the past twelve months. Facilities include mixing vessels, cleanroom packaging facilities, advanced quality control analytical laboratories and product applications laboratories. EKC owns its California facility, which is a 65,000-square-foot state-of-the art facility, and is currently adding additional manufacturing and packaging capabilities to meet customer requirements and growth expectations. Completion is expected before mid 1997. A research and development laboratory is near completion in California and will provide additional facilities for EKC's expanded research staff. The California operation includes bulk storage facilities and a factory addition and bulk storage facilities are planned in Scotland with completion expected by the end of fiscal 1997. EKC's Scotland facility is a 16,300-square-foot warehousing, manufacturing and office facility. The facility is owned but the land is leased pursuant to a long-term contract. In fiscal 1996, EKC leased office space in Tokyo, Japan to provide additional marketing and technical support for accelerating development of its Japanese markets. The California facility is currently utilizing 90% of production capability on a two-shift, five-day basis. The Scotland facility is currently utilizing 75% of production capability on a one-shift, five-day basis.

  Marketing and Sales

     Chemicals are marketed globally. Approximately 14% of the Company's sales in the Transition Period were exports. The Company has long-term contracts with a number of its largest customers. A majority of chemicals sales are made through the Company's internal sales force.

     FCC's products are sold in drums and in bulk as intermediates into the construction, transportation, semiconductor, agricultural chemical, pharmaceutical, pigment, photographic, specialty polymer and ultra violet (U.V.) curing markets such as powder coatings, printing inks and overprint varnishes. Exported product is shipped in ocean-going tankers, iso-containers or drums to European, Japanese and South American markets. Domestic shipments are by barge, rail or tank trucks. As discussed above, a significant amount of FCC's sales are to a single customer under a long-term contract. See "Industrial Chemical Intermediates."

     Quality Chemicals' specialty chemical products are sold in drums into pharmaceutical, electronic chemical, agricultural chemical and specialty polymer markets. A significant amount of Quality Chemicals' sales are to three customers under long-term contracts.

     EKC's performance products are marketed domestically and internationally within Europe and the Pacific Rim. Approximately 56% of sales are outside the United States. EKC's California facility services

North America and the Pacific Rim and its Scotland facility services the European community. Approximately 43% of all international sales are into Europe and 57% are into the Pacific Rim. Chemicals are distributed in gallon, liter, returnable drum or large volume dedicated containers.

  Raw Materials

     Benzene and toluene, two of FCC's principal raw materials, are readily available commodity by-products of oil refining. Like most commodities, the prices of benzene and toluene are subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins. The price of toluene, an octane-enhancing additive for unleaded gasoline, is directly affected by the demand for and price of unleaded gasoline. However, FCC is protected from fluctuations in raw material prices in the contracts under which most of its aniline production is sold. The remainder of its production is sold under short-term contracts or purchase orders at prices that generally reflect its actual raw material cost.

     Other significant raw materials include ammonia, natural gas and ethanol. FCC purchases ammonia and ethanol at market prices. FCC purchases natural gas in the spot market for use in making the hydrogen necessary for its manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline. Prices paid by the Company for natural gas are affected by the degree of interruptibility of the gas supply.

     Quality Chemicals' primary raw materials include hydrogen, hydrogen peroxide, o-aminophenol, o-nitrophenol, formaldehyde, butaldehyde and natural gas. Quality Chemicals obtains its raw materials from a number of different sources. The Company does not believe that any one source of raw materials is material to Quality Chemicals' business.

     EKC's primary raw materials include free base hydroxylamine, diglycolamine and N-methylpyrrolidone. With the exception of hydroxlyamine, raw materials are generally available in adequate quantities from several suppliers, subject to market variation in price. Hydroxylamine is currently available from one supplier, located in Japan. Two major manufacturers have announced plans to construct facilities capable of manufacturing aqueous hydroxylamine with production anticipated to begin within the next three years.

  Research and Development

     The Company conducts research and development to improve existing products and to produce new specialty and performance chemicals. The Company spent approximately $2.4 million, $4.5 million, $5.3 million and $4.3 million on research and development in the Transition Period, fiscal 1996, 1995 and 1994, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. FCC also sponsors applied research at leading universities in the United States and maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. These closely directed programs have led to the development and introduction of proprietary technology in fine chemicals and in the FirstCure(R) line of performance polymer products. EKC conducts research and development activities internally to improve existing products and to identify and develop new chemistries related to the production of semiconductors. EKC also sponsors applied research at two leading universities in the U.K. In addition, EKC has entered into joint development agreements with a major semiconductor manufacturer and an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

  Competition

     FCC is one of five major United States producers of aniline, with approximately 18% of domestic capacity and an estimated 5% of world capacity. FCC is the only United States producer of nitrotoluenes, with an estimated 12% of world capacity. Major competitors are large chemical companies. Competition is based on price, service, quality, marketing and research and development support capabilities.

     Based on market share, Quality Chemical is among the top 10 custom chemical manufacturing companies in the United States. Major competitors are both smaller and larger companies. Competition is based on service, quality, manufacturing expertise in batch chemical production, research and development capabilities and price.

     EKC is one of the world's largest producers of post-metal cleaning solutions for semiconductor production with approximately 28% of the world market, representing approximate market shares of 31% in North America, 40% in Europe and 24% in the Pacific Rim. Although there are approximately 12 companies participating in this market worldwide, only EKC and three others have significant market share for advanced and postmetal cleaning solutions required by the current state of the art semiconductor and related industries. Competition is based on service, product performance, quality, product development capabilities and price. EKC has entered into a licensing agreement with a major competitor whereby EKC licenses its HDA(TM) (hydroxylamine) technology. The agreement results from a patent violation complaint brought by EKC against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize EKC's hydroxylamine technology, but provides for EKC to receive a royalty and license fee.

  Seasonality of Business

     Generally, chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

COMBUSTION AND THERMAL PLASMA

     Combustion and thermal plasma principally includes the development and marketing of proprietary equipment and systems for industrial applications. These include design and production of low-emission burners, flares and incinerators and thermal plasma equipment for steel production, waste treatment and research. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal. Combustion and thermal plasma sales in the Transition Period were $31.7 million, representing approximately 17% of the Company's consolidated sales for such period, and it had an operating loss of $3.8 million for the Transition Period, including provisions of $2.1 million related to the disposition of PPC's aluminum dross processing business. See "Recent Development."

  Combustion Equipment and Services

     Callidus Technologies Inc., a wholly-owned subsidiary ("CTI"), was organized in fiscal 1990. CTI's principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and predictive emissions monitoring and process optimization software services. CTI also provides engineering and consulting services for environmental and combustion applications.

     CTI markets worldwide to refining, petrochemical, chemical, wood products and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the United States and abroad. Competition is based on a wide variety of factors, with the most prominent being price, technological innovation and delivery schedule. CTI competes with the John Zink Company, which has a significant share of the burner, flare and vapor recovery markets. Numerous competitors exist in the gas and liquids incineration market. Primary competition in the solids waste systems market comes from alternative technologies. CTI offers predictive emissions monitoring and process optimization software services utilizing products licensed by CTI's customers. CTI is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology, any of which could impact CTI's operating results. CTI leases office space in Tulsa, Oklahoma, owns a manufacturing and test facility in Beggs, Oklahoma, and has offices in Belgium, England, Italy, France, Germany and Japan.

  Thermal Plasma

     Plasma Energy Corporation, a wholly-owned subsidiary ("PEC"), is a leading international supplier of plasma heating systems and related processes to the metals and waste industries. PEC develops, manufactures, sells and services these systems for use in steel manufacturing, specialty metals refinement and various environmental waste recycling processes, including municipal solid waste ("MSW") ash vitrification.

     Thermal plasma heating systems convert electrical energy into high temperature thermal energy using an ionized gas or "plasma." These high temperatures are produced instantly with no combustion or combustion by-products. A thermal plasma heating system typically consists of a torch, power supply, cooling system and control panel. The torch usually operates within a furnace or heating vessel, in which it can be inserted or retracted according to operational requirements. PEC holds more than 20 patents in 10 countries, including several in steel, vacuum melting and waste applications.

     PEC markets industrial-scale commercial systems for controlling temperature in steel making and waste treatment and reduction. PEC owns a testing facility used for system integration, system and process development and customer training. A separate administrative office is leased. Both facilities are located in Raleigh, North Carolina. Marketing is performed directly by PEC. International sales are supported by overseas representatives. Plasma heating systems are sold in both the domestic and international markets. PEC has two principal domestic competitors and four foreign competitors. Price competition is intense and competitors' pricing strategies may impact PEC's operating results.

STEEL PRODUCTION

     The Company operates a steel melting and production facility through its wholly-owned subsidiary, FirstMiss Steel, Inc. ("FMS"), in Hollsopple, Pennsylvania. The Company is actively seeking a buyer for FMS. FMS had net sales of $33.5 million in the Transition Period, which constituted 18% of the Company's consolidated sales during this six-month period. FMS had an operating loss of $10.9 million for the Transition Period, including a $10.1 million write-down to reflect the estimated net realizable value of these operations. FMS's approximately 400,000 square-foot leased facility is located about 100 miles east of Pittsburgh. Following upgrades to one of FMS's two electric arc furnaces in January 1995, annual capacity of the operation now includes 150,000 tons of carbon, alloy and specialty grade, bottom-poured ingots and 50,000 tons of high-grade steel billets through a horizontal continuous caster. In January 1996, the second electric arc furnace was removed and a NOD converter was constructed, which combined with the newly upgraded electric arc furnace and the existing VOD units form the "Triplex" process for producing stainless steel. The NOD converter, which was commissioned in July 1996, will increase stainless steel capacity and lower stainless steel costs. Production during the Transition Period totaled approximately 51,000 tons consisting primarily of cast ingots and value-added products. The value-added product line was introduced in fiscal 1992 and includes specialty stainless and tool steel ingots or billets, which are converted into forged billets, bars and plates by outside processors. FirstMiss Alloys was formed during fiscal 1993 to produce small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire produced from two small horizontal continuous casters, small bottom-poured forging ingots and remelt sand ingots. Raw materials consist of steel scrap and various alloys, of which there is an adequate supply in the North American market.

     Carbon and alloy steel ingots are sold directly to the forging industry, ring rollers, extruders and integrated steel producers. FMS competes primarily with three other steel companies in this market and, within the group, ranks second in total steel production capacity. Specialty steel products are primarily sold to steel service centers and forgers. Two customers account for 23% of FMS's total revenue. FirstMiss Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with FMS in the specialty steel and ferrous and non-ferrous metals markets. Competitive factors include price, quality and service. Carbon steel ingots and billets are commodities and are extremely price competitive.

OTHER OPERATIONS

     The Company owns 50% of Power Sources, Inc. ("PSI") of Charlotte, North Carolina, which burns wood residue and other biomass in industrial boilers to create steam energy. The steam is sold under long-term contracts to industrial users. PSI operates seven plants located in North Carolina, South Carolina, Tennessee and Mississippi.

ENVIRONMENTAL CONSIDERATIONS

     The Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for the Transition Period were $0.8 million. Projected environmental capital expenditures for fiscal 1997 and 1998 are $3.9 million and $2.7 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies. See "Environmental Matters".

     The Company monitors and participates in the environmental regulatory development process which assists it in evaluating new laws and regulations. The Company does not anticipate a material increase in expenses related to current environmental regulations, but because federal and state environmental laws and regulations are constantly changing, the Company is unable to predict their future impact.

     The Company has received notices from the United States Environmental Protection Agency or a similar state agency that it has been deemed a potentially responsible party ("PRP") under Superfund or a comparable state statute at several sites and, thus, may be liable for a share of the associated remediation cost. The Company contributed $183,000 toward clean up of one of these sites during fiscal 1996. The Company did not contribute any funds toward clean up during the Transition Period. It is difficult to estimate The Company's ultimate liability in these matters due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the site relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that its future liability at these sites will be material to its financial condition, results of operations or cash flow.

ITEM 2. PROPERTIES

     A description of various properties and the segments to which they relate is included in the Business discussion located on pages 2 through 9 of this Form 10-K. In addition to those described above, the Company owns or leases the following properties:

     The Company owns an approximately 26,000 square-foot office building in Jackson, Mississippi, which is its corporate headquarters.

     FCC leases 7 acres of waterfront property from the Jackson County Port Authority. This property is used by FCC for loading and unloading ocean going vessels and barges. The lease expires in 2003.

     FCC owns 180 acres of land near FCC's Pascagoula plant. Jackson County, Mississippi has the right to reacquire this land and retain one-fifth of the $2.2 million installment purchase price if FCC has not commenced construction of facilities on the property by September 1998. FCC and a subsidiary of Mississippi Chemical Corporation have entered into an agreement pursuant to which FCC would convey approximately 110 acres of such land to the Mississippi Chemical subsidiary in exchange for approximately 23 acres of land near FCC's Pascagoula plant and $1.2 million in cash. The consummation of this exchange is subject to a number of conditions, including the release by Jackson County, Mississippi of FCC's obligation to begin construction on any part of the 180-acre parcel.

     The Company owns approximately 585 acres of undeveloped land located in Hillsborough County, Florida. The Company believes that its properties are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

     The Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Except for certain actions taken by First Mississippi, as sole stockholder of the Company, prior to or on the Distribution Date in connection with the Distribution, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the final quarter of the Transition Period.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under "CEM." The following table sets forth, for the periods indicated, the high and low recorded prices of the Company's Common Stock on the New York Stock Exchange since the Company's Common Stock commenced public trading on December 24, 1996. As of February 20, 1997, there were approximately 5,525 stockholders of record of the Common Stock of the Company. No cash dividends have been paid by the Company since the Distribution on December 23, 1996. However, on March 4, 1997 the Company's Board of Directors approved a quarterly dividend of $.10 per share of Common Stock, payable on April 4, 1997 to stockholders of record at the close of business on March 19, 1997. Although the Company anticipates paying quarterly cash dividends in the future, there can be no assurance that any additional cash dividends will be paid on the Company's Common Stock in the future.

                                                                              DIVIDEND
                                                              HIGH    LOW       RATE
                                                              ----    ----    --------
Transition Period
  December 24-December 31...................................   23 1/4  22 1/4     None
Fiscal 1997
  First Quarter (through February 20, 1997).................   24 1/8  21 5/8     None

ITEM 6. SELECTED FINANCIAL DATA

                                         SIX MONTHS ENDED
                                            DECEMBER 31                    FISCAL YEARS ENDED JUNE 30
                                        -------------------    ---------------------------------------------------
                                          1996       1995       1996       1995       1994       1993       1992
                                        --------    -------    -------    -------    -------    -------    -------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Sales to unaffiliated customers:
  Chemicals...........................  $123,258    105,081    227,837    209,472    161,045    143,497    130,331
  Combustion and Thermal Plasma.......    31,694     32,781     65,624     56,347     33,779     23,544     19,281
  Steel...............................    33,481     37,480     77,086     65,902     54,267     42,484     36,474
                                        --------    -------    -------    -------    -------    -------    -------
          Total sales.................   188,433    175,342    370,547    331,721    249,091    209,525    186,086
          Other revenues..............     4,248      3,834      6,157      6,120      3,264      2,442      2,849
                                        --------    -------    -------    -------    -------    -------    -------
          Total revenues..............  $192,681    179,176    376,704    337,841    252,355    211,967    188,935
                                        ========    =======    =======    =======    =======    =======    =======
Operating profit (loss) before income
  taxes, investee earnings (loss) and
  cumulative effect of change in
  accounting principle:
  Chemicals...........................  $ 20,845     21,309     44,058     40,019     30,295     24,434     15,333
  Combustion and Thermal Plasma.......    (3,797)    (2,844)   (30,944)    (6,230)    (9,393)    (8,258)    (3,006)
  Steel...............................   (10,919)       908      1,332         27     (3,370)    (3,929)    (2,650)
                                        --------    -------    -------    -------    -------    -------    -------
                                           6,129     19,373     14,446     33,816     17,532     12,247      9,677
Unallocated corporate expenses........    (7,902)    (9,614)   (15,015)   (10,661)    (8,435)    (7,069)    (7,461)
Interest expense, net.................    (2,234)    (1,780)    (4,620)    (5,346)    (8,176)   (10,923)    (6,908)
Other income, net.....................       223        226        260        675        305        623      1,386
                                        --------    -------    -------    -------    -------    -------    -------
                                          (3,784)     8,205     (4,929)    18,484      1,226     (5,122)    (3,306)
Income taxes (benefit)................      (975)     3,968       (688)     8,706      2,248     (1,748)    (1,118)
Equity in net earnings (loss) of
  equity investees....................       562        499        783        860       (249)      (357)        73
                                        --------    -------    -------    -------    -------    -------    -------
Earnings (loss) from continuing
  operations..........................    (2,247)     4,736     (3,458)    10,638     (1,271)    (3,731)    (2,115)
Earnings from discontinued operations,
  net of taxes........................    19,040     22,902     40,424     47,156     21,038      3,503      6,342
Gain (loss) from disposal of
  businesses, net of taxes............   225,485         --     (1,746)        --         --    (23,141)        --
Cumulative effect of change in
  accounting principle................        --         --         --         --      2,096         --         --
                                        --------    -------    -------    -------    -------    -------    -------
          Net earnings (loss).........  $242,278     27,638     35,220     57,794     21,863    (23,369)     4,227
                                        ========    =======    =======    =======    =======    =======    =======
Earnings (loss) per common share:
  Continuing operations...............  $   (.11)       .22       (.16)       .52       (.06)      (.19)      (.11)
  Discontinued operations.............       .91       1.09       1.93       2.28       1.05       (.98)       .33
  Gain (loss) on disposal of
     businesses.......................     10.77         --       (.09)        --         --         --         --
  Cumulative effect of change in
     accounting principle.............        --         --         --         --       0.10         --         --
                                        --------    -------    -------    -------    -------    -------    -------
Total earnings (loss) per common
  share...............................  $  11.57       1.31       1.68       2.80       1.09      (1.17)       .22
                                        ========    =======    =======    =======    =======    =======    =======
Net working capital...................  $130,480    127,009     86,918    110,107     78,874     50,121     59,865
Long-term debt........................  $  2,122     82,871     79,909     84,394    104,275    113,519    144,280
Total assets..........................  $423,090    414,335    413,635    433,327    357,845    348,596    429,123
Stockholders' equity..................  $308,486    226,757    230,267    232,996    177,687    160,774    188,378
Cash dividend payout rate.............         2%        15%        24%        13%        28%      *           136%
Return on average equity -- continuing
  operations..........................        (1)%        2%        (1)%        5%        (1)%       (2)%       (1)%
Return on sales -- continuing
  operations..........................        (1)%        3%        (1)%        3%        (1)%       (2)%       (1)%
Long-term debt/equity ratio...........      . 01        .37        .35        .36        .59        .71        .77
Current ratio.........................      2.57       2.84       2.23       2.55       2.96       2.10       2.48
Cash dividends per share..............  $    .20        .20        .40        .35        .30        .30        .30
Book value per share..................  $  14.92      11.02      11.17      11.40       8.85       8.05       9.50

---------------

* Computation not applicable due to loss

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based upon and should be read in conjunction with the selected historical financial information and the Company's financial statements, including the notes thereto.

CHANGE IN FISCAL YEAR-END

     The Company's fiscal year-end has been changed from June 30 to December 31. As a result, the accompanying financial statements and following discussion include results for a six-month "Transition Period" from July 1, 1996 to December 31, 1996. References in the following discussion to fiscal 1996 or any earlier fiscal year are references to the one-year fiscal period ended June 30, 1996, or June 30 of the specified earlier year, as the case may be.

SIX MONTHS ENDED DECEMBER 31, 1996 VERSUS SIX MONTHS ENDED DECEMBER 31, 1995

  CONSOLIDATED RESULTS

     Results from continuing operations for the Transition Period ended December 31, 1996, were a loss of $2.2 million versus earnings of $4.7 million for the same period of the prior year. The loss was due to $13.3 million ($8.0 million after-tax) in restructuring costs and asset writedowns, including $12.3 million related to steel and aluminum dross processing operations and $1.0 million in unallocated corporate expenses (See note 3 to the Consolidated Financial Statements).

  SEGMENT OPERATIONS

     Chemicals pretax operating profits were $20.8 million for the Transition Period, down 2% from the same period in the prior year due to lower results in custom manufacturing operations. Sales were up 17%, primarily due to increased industrial intermediates and fine chemicals volume.

     Combustion and Thermal Plasma pretax operating results for the Transition Period were a loss of $3.8 million. This included a provision for a $2.1 million loss for the disposition of the aluminum dross processing assets sold in January 1997 and losses from Italian combustion operations. Losses for the same period in the prior year were primarily related to aluminum dross processing operations.

     Steel pretax operating results for the Transition Period were a loss of $10.9 million, including a $10.1 million provision to reflect the net realizable value of these assets. The Company is continuing its efforts to sell these assets, but does not have a formal plan or timetable for disposal.

     Unallocated corporate expenses were down 18% for the Transition Period, as lower compensation expense related to long-term incentives offset approximately $1.0 million in expenses related to the change in organizational structure. Net interest expense increased over the prior period due to lower interest income.

FISCAL 1996 VERSUS FISCAL 1995

  CONSOLIDATED RESULTS

     Results of continuing operations for fiscal 1996 were a loss of $3.5 million versus earnings of $10.6 million for fiscal 1995 due to an $18.3 million ($11.7 million after-tax) provision for the shutdown of aluminum dross operations and increased general, selling and administrative expenses. General, selling and administrative expenses were up $10.5 million due to higher corporate expenses and growth in combustion operations.

  SEGMENT OPERATIONS

     Chemicals operating profits were up 10% to $44.1 million on a 9% increase in sales primarily due to higher aniline and electronic chemicals volumes. Aniline sales volume increased 13% due to increased production following capacity additions in the prior year. In electronic chemicals, sales volume increased 26% driven by an 82% increase in the hydroxylamine based (HDA(TM)) products volume.

     Combustion and Thermal Plasma results were a loss of $30.9 million for 1996, versus a loss of $6.2 million in 1995. The losses in both years were primarily due to aluminum dross processing operations. Losses in 1996 included an $18.3 million pretax charge related to the shutdown of the aluminum dross processing plant, located in Millwood, West Virginia, following adoption of a plan by the Board of Directors on May 21, 1996, to close the facility. The decision to close the facility, which operated at a loss since inception, was based in part on projections that indicated operations were unlikely to be profitable in the near future. The charge included write-downs of $12.3 million for property, plant and equipment, $0.6 million for spare parts, $0.4 million for inventory and $5.0 million in accruals for other estimated costs to be incurred related to the closure. In addition, results were down for combustion operations despite a 34% increase in sales, as gross margins declined $1.1 million due to cost overruns in several large projects and general, selling and administrative expenses increased $4.5 million due to operations growth.

     Steel operating results improved for 1996, as gross margin improved on higher sales. Steel sales increased from $65.9 million to $77.1 million on a 10% increase in average sales price and 7% increase in volume.

     Unallocated corporate expenses were up $4.4 million, primarily due to the spin-off of Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold Inc., and expenses for potential acquisitions and environmental compliance not directly allocable to subsidiary operations. Included in 1996 and 1995 are $2.5 million and $3.1 million, respectively, of compensation expenses tied to appreciation of stock options and debenture options. Net interest expense for the year was down 14% from the prior year due to increased interest income.

FISCAL 1995 VERSUS FISCAL 1994

  CONSOLIDATED RESULTS

     Results from continuing operations for fiscal 1995 were a profit of $10.6 million versus a loss of $1.3 million in fiscal 1994, on higher chemicals earnings and improved performance in combustion operations. Sales were up 33% and gross margin increased to 23% of sales from 22% for the prior year. Equity income was up $1.1 million as results at Melamine Chemicals, Inc. improved due to higher revenues and increased margins.

  SEGMENT OPERATIONS

     Chemicals sales and pretax operating results for 1995 were up 30% and 32%, respectively, over 1994 on strong demand for electronic chemicals, custom manufacturing services and intermediates. Intermediate sales, which accounted for 46% of sales, increased on 20% higher volume, primarily nitrobenzene, and a 6% improvement in average unit price. Nitrobenzene volume was up due to a multi-year contract entered into in late 1994 that will fully utilize nitrobenzene capacity through 1999. Custom manufacturing services and electronic chemicals sales for semiconductor production increased, primarily due to higher volume.

     Combustion and Thermal Plasma results for 1995 improved $3.2 million over 1994, primarily due to increased combustion sales, which grew 83%. In addition, 1994 results included $0.9 million in costs for a successful patent defense. The losses in both years were primarily due to aluminum dross processing operations.

     Steel results for 1995 improved by $3.4 million over 1994. Steel gross profit improved $2.3 million as sales increased 21% to $65.9 million, primarily due to an increase in average unit price. Also included in 1995 steel results was $1.0 million in income related to asset sales and insurance recoveries.

     Unallocated corporate expenses for 1995 were up over 1994 due to $3.1 million of compensation expenses tied to appreciation of stock options and debenture options. Expenses for 1994 included $1.3 million in additional interest related to deferred compensation. Net interest expense for 1995 was down versus 1994 due to higher interest income.

DISCONTINUED OPERATIONS

  FERTILIZER

     On December 24, 1996, First Mississippi completed the spin-off of ChemFirst Inc. and the combination of its fertilizer operations with Mississippi Chemical Corporation (See notes 1 and 2 to the Consolidated Financial Statements for the details of this transaction).

     Six month periods ending December 31, 1996 and 1995. After tax net income for fertilizer operations for the six-month period ending December 31, 1996 was $19.0 million, down from $23.9 million for the same period for the prior year on higher production cost as the average price of natural gas increased 39%. Sales rose 11% on a 7% increase in volume.

     Fiscal 1996 Versus Fiscal 1995. Fertilizer after tax net income for fiscal 1996 was down 23% to $41.5 million on lower average sales prices and higher natural gas cost. Average fertilizer sales prices declined 11% on 18% lower ammonia prices, more than offsetting a 16% increase in urea prices. Total sales volume remained about the same at 1.2 million tons with captive production accounting for about 74% of total volume, up from 70% in the prior year. The higher production was primarily due to scheduled maintenance in the prior year. The average price of natural gas purchased at spot prices and consumed in production increased 36%; however, hedging gains of $1.1 million in the current year, versus hedging losses of $5.9 million in the prior year, reduced the overall average gas cost increase to 17%.

     Fiscal 1995 Versus Fiscal 1994. Fertilizer after tax net income for fiscal 1995 was up $38.0 million over fiscal 1994 due to higher prices, primarily ammonia, and lower production cost. Sales rose on a 57% increase in average price, which offset lower volume. Ammonia prices averaged $210 per ton for 1995 versus $130 per ton in 1994, and urea prices averaged $163 per ton in 1995 versus $126 per ton in 1994. Volume declined on lower brokerage sales. The ammonia supply/demand balance remained tight through fiscal 1995. Agricultural demand was strong in 1995, driven by high grain prices and low world inventories. Industrial demand for production of fibers, plastics, and resins was also strong. Urea prices increased on higher ammonia prices and strong offshore demand. Production cost for ammonia and urea declined, primarily due to lower prices for natural gas, which decreased 12% below 1994 levels. Included in natural gas cost for 1995 is $5.9 million in net futures contracts losses versus net gains of $0.7 million in 1994.

  GOLD

     On October 20, 1995, First Mississippi completed the spin-off of its 81% owned subsidiary, Getchell, to shareholders (the "Gold Distribution"). Included in discontinued operations for the fiscal year ended June 30, 1996 and the six month period ending December 31, 1995 is $1.1 million in after tax losses, net of minority interest, related to operations of Getchell for the period prior to the Gold Distribution.

     Fiscal 1995 Versus Fiscal 1994. After tax results for fiscal 1995, net of minority interest, were a loss of $6.9 million versus a profit of $5.0 million in fiscal 1994. Results declined due to impairment and abandonment charges of $11.5 million, including a $2.4 million write-off for an inactive silver exploration property and $9.1 million of assets associated with termination of mining in its main pit. Mining was discontinued in the pit when results of a geotechnical monitoring program indicated continued pit mining would destabilize areas along the pit walls. Production for 1995 declined 24% due to lower mill feed grade and lower heap leach production. Mill feed grades from the open pit were down from 1994 when high-grade North Pit ore was used for mill feed. In addition, delays in mining the Main Pit and Getchell Main Underground required increased use of lower grade stockpiled ore. Sales declined 25%, primarily due to the lower production.

     Loss on disposal of businesses for the year ended June 30, 1996 reflects estimated additional after tax costs of $1.7 million related to operations discontinued in prior years.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to a wide variety of constantly changing environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions, for which it must incur certain costs. The Company's capital expenditures for environmental protection were $0.8 million for the Transition Period and $1.7 million for the twelve months ended June 30, 1996. Expenditures are projected to be $3.9 million and $2.7 million for the twelve-month periods ending December 31, 1997 and 1998, respectively. The Company's expenses related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous waste were approximately $1.8 million, $3.3 million, $2.8 million and $2.5 million in the Transition Period and fiscal years 1996, 1995 and 1994, respectively. In addition, the Company accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment. At December 31, 1996, the Company's accrued liability for these matters totaled $1.6 million.

CAPITAL RESOURCES AND LIQUIDITY

     Cash and cash equivalents increased $63.1 million from June 30, 1996 to December 31, 1996. The increase was primarily due to the receipt of proceeds related to the disposition of fertilizer operations (See notes 1, 2 and 7 to the Consolidated Financial Statements). Cash and cash equivalents declined $34.8 million from June 30, 1995 to June 30, 1996, primarily due to increased investing activities and lower cash flow from operations. Investing activities of continuing operations included higher capital expenditures, primarily to increase chemicals production capacities and a note collection representing proceeds received from Getchell following its spin-off in October 1995. Additional uses of cash included $5.5 million for the purchase of 235,900 shares of First Mississippi Common Stock. Cash provided by continuing operations for fiscal 1996 declined $33.0 million from fiscal 1995 primarily due to lower earnings and increases in working capital in chemicals and combustion operations. Cash and cash equivalents increased $37.3 million in fiscal 1995 over fiscal 1994, primarily due to cash flow from discontinued fertilizer and gold operations.

     Capital expenditures for continuing operations for the Transition Period were $33.7 million and are projected at approximately $150.0 million over the next two years. These expenditure levels are up significantly over prior years due to expansion in chemicals, including the construction of a new aniline facility. In addition, in January 1997, the Company announced a $20.0 million stock repurchase program.

     The disposition of the Fertilizer Business, based on its recent performance, will result in a significant reduction of operating cash flow. The Company believes, however, that its available cash and cash flow from operations, combined with access to its existing or additional bank credit facilities, adequately provides for the Company's cash requirements over the next two years.

FORWARD-LOOKING STATEMENTS

     Statements included in this Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations which relate to projected capital expenditures and sources of cash, statements in Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters regarding anticipated future dividends and other statements in this Form 10-K which are not historical in nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company in the Company's press releases, Annual Report to Stockholders and other filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, condition of and product demand by key customers and the timely completion and start-up of construction projects, including the nitrobenzene and aniline facility at Bayer Corporation's Baytown, Texas chemical complex.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                      NAME                         AGE                    POSITION
                      ----                         ---                    --------
Daniel P. Anderson...............................  44    Vice President, Health, Safety and
                                                         Environmental Affairs
Robert B. Barker.................................  52    Vice President, Corporate Development and
                                                         Acquisitions
W. P. Bartlett...................................  59    President, Callidus Technologies Inc.
Max P. Bowman....................................  36    Treasurer
Troy B. Browning.................................  44    Controller
J. Steve Chustz..................................  48    General Counsel
Paul Jerry Coder.................................  54    President, EKC Technology, Inc.
Samir A. Hakooz..................................  50    President, Plasma Energy Corporation
Scott A. Martin..................................  39    President, Quality Chemicals, Inc.
James L. McArthur................................  53    Secretary and Manager, Investor Relations
George M. Simmons................................  54    President, First Chemical Corporation
R. Michael Summerford............................  48    Vice President and Chief Financial Officer
Thomas G. Tepas..................................  50    President and Chief Operating Officer
J. Kelley Williams...............................  62    Chairman of the Board and Chief Executive
                                                         Officer
Frank D. Winter..................................  55    President and Chief Executive Officer,
                                                         FirstMiss Steel, Inc.
Richard P. Anderson..............................  67    Director
Paul A. Becker...................................  58    Director
James W. Crook...................................  66    Director
Michael J. Ferris................................  52    Director
James E. Fligg...................................  60    Director
Robert P. Guyton.................................  59    Director
Charles P. Moreton...............................  69    Director
Paul W. Murrill..................................  62    Director
William A. Percy, II.............................  57    Director
Dan F. Smith.....................................  50    Director
Leland R. Speed..................................  64    Director
R. Gerald Turner.................................  51    Director

     All officers of the Company were elected on November 25, 1996 to serve at the pleasure of the Company's Board of Directors for a term of one (1) year and thereafter until their successors are elected and qualify.

     Daniel P. Anderson. Mr. Anderson, 44, is Vice President, Health, Safety and Environmental Affairs of the Company. He was Vice President, Health, Safety and Environmental Affairs of First Mississippi from July 1995 to the Distribution Date. From 1990 to 1995, he was Vice President, Environmental Affairs, of First Chemical Corporation.

     Robert B. Barker. Mr. Barker, 52, is Vice President, Corporate Development and Acquisitions. He held the same position with First Mississippi from October 1996 until the Distribution Date. He was President of Quality Chemicals, Inc., from 1990 to October 1996. From 1985 to 1995, he was Vice President of New Business for First Chemical Corporation.

     W. P. Bartlett. Mr. Bartlett, 59, is President of Callidus Technologies Inc. and has been since 1989. From 1983 to 1989 he was President of Penteco Corporation.

     Max P. Bowman. Mr. Bowman, 36, is Treasurer and Corporate Risk Manager of the Company. From 1993 until the Distribution Date, he was Internal Audit/Corporate Risk Manager of First Mississippi. From 1988 until 1993, he was Manager of Internal Audit of First Mississippi.

     Troy B. Browning. Mr. Browning, 44, is Controller of the Company. He was Controller of First Mississippi from 1983 until the Distribution Date.

     J. Steve Chustz. Mr. Chustz, 48, is General Counsel of the Company. He was General Counsel of First Mississippi from 1993 until the Distribution Date, and was Interim General Counsel of First Mississippi from May 1993 through November 1993. From 1987 to May 1993, he was Associate General Counsel of First Mississippi.

     Paul Jerry Coder. Mr. Coder, 54, is President of EKC Technology, Inc. and has been since December 1992. From June 1992 to December 1992, he was Vice President, Market Research, of EKC Technology, Inc. He was Vice President of KCI Chemicals, Inc. from June 1987 to February 1992.

     Samir A. Hakooz. Mr. Hakooz, 50, is President of Plasma Energy Corporation and has been since 1991. He is Vice President of Callidus Technologies, Inc., a subsidiary of the Company, and has been since October 1, 1996. From July 1990 to 1991, he was Executive Vice President and General Manager of Plasma Energy Corporation.

     Scott A. Martin. Mr. Martin, 39, is President of Quality Chemicals, Inc. and has been since October, 1996. From 1995 to October 1996, he was Vice President and General Manager, Custom Manufacturing of Quality Chemicals, Inc.

     James L. McArthur. Mr. McArthur, 53, is Secretary and Manager, Investor Relations, of the Company. He was Secretary and Manager, Investor Relations, of First Mississippi from 1993 until the Distribution Date. From 1988 until 1993 he was Manager, Investor Relations of First Mississippi.

     George M. Simmons. Mr. Simmons, 54, is President of First Chemical Corporation and has been since July 1995. From 1985 to June 30, 1995 he was Vice President, Marketing, of First Chemical Corporation.

     R. Michael Summerford. Mr. Summerford, 48, is Vice President and Chief Financial Officer of the Company. From 1988 until the Distribution Date, he was Vice President and Chief Financial Officer of First Mississippi.

     Thomas G. Tepas. Mr. Tepas, 50, is President and Chief Operating Officer of the Company. From August 1995 until the Distribution Date, he was President and Chief Operating Officer of First Mississippi. Prior to joining First Mississippi in August 1995, he held various senior management positions with Hercules, Inc., including Senior Vice President from 1994 to August 1995, Group Vice President and President of the Food and Functional Products Division from 1992 to 1994 and President of the Flavor and Food Ingredients Division from 1991 to 1992.

     J. Kelley Williams. Mr. Williams, 62, is Chairman of the Board and Chief Executive Officer of the Company. He became a director of the Company in November, 1996. He was Chairman of the Board and Chief Executive Officer of First Mississippi from 1988 until the Distribution Date, and had been a director of First Mississippi since 1971. From 1988 until August 1995, he was President, Chief Executive Officer and Chairman of the Board of First Mississippi. He was President and Chief Executive Officer of First Mississippi from 1971 until 1988. He is a Director of Deposit Guaranty Corporation and Deposit Guaranty National Bank, Jackson, Mississippi, and Chairman of the Board of Getchell Gold Corporation (formerly FirstMiss Gold Inc.), Englewood, Colorado. He is Chairman of the Board of Callidus Technologies Inc., FirstMiss Steel, Inc., First Chemical Corporation, Plasma Energy Corporation, Plasma Processing Corporation and Power Sources, Inc. (50% owned), all subsidiaries of the Company.

     Frank D. Winter. Mr. Winter, 55, is President and Chief Executive Officer of FirstMiss Steel, Inc., and has been since 1992. From 1991 to 1992, he was a self-employed consultant to FirstMiss Steel, Inc. Mr. Winter was President of Atlas Specialty Steels from 1987 to 1991.

     Richard P. Anderson. Mr. Anderson, 67, a director of the Company since November 1996, has been the President and Chief Executive Officer of The Andersons, Inc., an agribusiness company in Maumee, Ohio, since 1981. He was a director of First Mississippi from 1987 to the Distribution Date. He is a Director of Centerior Energy Corporation, an electric utility company in Cleveland, Ohio, and N-Viro International Corporation, a waste recycling company in Toledo, Ohio. He is also a Director of Plasma Processing Corporation, a subsidiary of the Company. He is a member of the Committee on Director Affairs and Chairman of the Compensation & Human Resources Committee. His current term expires in 1997.

     Paul A. Becker. Mr. Becker, 58, a director of the Company since November 1996, is a Managing Director of Mitchell Hutchins Asset Management, Inc., an investment management company in New York City and wholly owned by Paine Webber Group, Inc. He was a Director of the First Mississippi from 1985 to the Distribution Date. He has been employed by Paine Webber Group, Inc. since 1978. Mitchell Hutchins served as an investment manager for First Mississippi's pension plan until August 1996. Mr. Becker is a member of the Audit Committee. His current term expires in 1998.

     James W. Crook. Mr. Crook, 66, a director of the Company since November 1996, is Chairman of the Board of Melamine Chemicals, Inc. ("MCI"), which manufactures melamine in Donaldsonville, Louisiana, and has been since 1987. The Company owns approximately 23% of the common stock of MCI. MCI obtains all of its raw materials (urea) from Triad Chemical, which prior to the Merger was a joint-venture between First Mississippi and Mississippi Chemical Corporation. During the Transition Period, the Company was paid approximately $5.4 million by MCI for urea. Mr. Crook was a director of First Mississippi from 1971 until the Distribution Date, and is a retired Vice President of First Mississippi, a position he held from 1965 to June 1985. Mr. Crook is also a Director of FirstMiss Steel, Inc., a subsidiary of the Company. He is a member of the Committee on Director Affairs and the ChemFirst Inc. Foundation Advisory Committee. His current term expires in 1998.

     Michael J. Ferris. Mr. Ferris, 52, a director of the Company since November 1996, is President and Chief Executive Officer as well as a director of Pioneer Companies, Inc. of Houston, Texas., a manufacturer of chlorine, caustic soda, muriatic acid and related products used in a variety of applications, including water treatment, plastics, detergents and agricultural chemicals, a position he has held since January 1997. He was formerly the Executive Vice President, Chemicals Group, of Vulcan Materials Company, a chemical manufacturer located in Birmingham, Alabama. Prior to becoming Executive Vice President of Vulcan in 1996, Mr. Ferris served in various positions at Vulcan Chemicals, a division of Vulcan Materials Company, since 1974, including President and Executive Vice President. He is a member of the Compensation and Human Resources Committee and a director of Quality Chemicals, Inc., a subsidiary of the Company. His current term expires in 1997.

     James E. Fligg. Mr. Fligg, 60, a director of the Company since November 1996, has been a Senior Executive Vice President, Strategic Planning and International Business Development, Amoco Corporation, based in Chicago, Illinois, since October 1995. From July 1993 until October 1995, he was Executive Vice President, Chemicals Sector, Amoco Corporation. He was President of Amoco Chemical Company, an international chemical manufacturing and marketing subsidiary of Amoco Corporation based in Chicago, Illinois, from July 1991 until October 1995. He was a director of Amoco Chemical from 1984 until October 1995. He was Executive Vice President, International Operations and Polymer Products, from 1989 to July 1991. During the Transition Period, one of the Company's subsidiaries purchased a total of approximately $2.6 million in products from Amoco Chemical Company or one of its affiliates. Mr. Fligg was a director of First Mississippi from 1994 until the Distribution Date. He is a member of the Compensation & Human Resources Committee. His current term expires in 1999.

     Robert P. Guyton. Mr. Guyton, 59, a director of the Company since November 1996, is self-employed as a financial consultant, a position he has held since October 1996. He was Chairman and Chief Executive Officer of Smart Choice Holdings, Inc., an owner and operator of automobile dealerships and finance companies, from July 1996 to October 1996. He was Vice President and Financial Consultant for Raymond James & Associates, Inc., an asset management and investment banking company in Atlanta, Georgia, from August 1993 to July 1996. He was self-employed as a management consultant from June 1991 to July 1993. He was Chairman and Chief Executive Officer of Bank South Corporation, Atlanta, Georgia, from 1990 to 1991. He was a director of First Mississippi from 1969 until the Distribution Date. He is a member of the Board of Directors of Piccadilly Cafeterias, Inc., a restaurant chain, Baton Rouge, Louisiana. Mr. Guyton is a Director of Power Sources, Inc., a 50% owned subsidiary of the Company. He is Chairman of the Audit Committee. His current term expires in 1999.

     Charles P. Moreton. Mr. Moreton, 69, a director of the Company since November 1996, has been a private investor, primarily in the oil and gas business, since 1991. He was Chairman of the Board of Commet Resources, Inc., a natural gas transmission and marketing company in Houston, Texas, from 1986 until its dissolution in July 1991. He was a Director of Tanglewood Bancshares, Inc., Houston, Texas, until August 1, 1995, and a director of First Mississippi from 1984 until the Distribution Date. He is a Director of Plasma Processing Corporation, Callidus Technologies, Inc. and Plasma Energy Corporation, all subsidiaries of the Company. He is a member of the Audit Committee. His current term expires in 1998.

     Paul W. Murrill. Dr. Murrill, 62, a director of the Company since November 1996, is a professional engineer. He is Chairman of the Board of Directors of Piccadilly Cafeterias, Inc., a restaurant chain, Baton Rouge, Louisiana. He has been a director of Entergy Corporation since 1994, when it purchased Gulf States Utilities Company, an electric and gas utility company in Beaumont, Texas, of which Dr. Murrill was a director. Until March 1990, Dr. Murrill was also a Special Advisor to the Chairman of the Board of Gulf States. Dr. Murrill had also previously served as Chairman of the Board and Chief Executive Officer of that company. He was a director of First Mississippi from 1969 until the Distribution Date. He is a Director of ZYGO, a high precision instrument company, Middlefield, Connecticut; Howell Corporation, a diversified energy company, Houston, Texas; and Tidewater, Inc., an oil service company, New Orleans, Louisiana. He is a member of the Audit Committee. His current term expires in 1999.

     William A. Percy, II. Mr. Percy, 57, a director of the Company since November 1996, has been a partner of Trail Lake Enterprises, a cotton and soybean farming operation in Arcola, Mississippi, since 1986. Since September 1992, he has been the Chairman of the Board of Staple Cotton Cooperative Association in Greenwood, Mississippi. Until July 1, 1994, he was a Director of Mississippi Chemical Corporation, which manufactures and sells fertilizer. Prior to the Merger, First Mississippi and Mississippi Chemical Corporation were engaged in a joint-venture, Triad Chemical, in Donaldsonville, Louisiana. Mr. Percy is also President and Chief Executive Officer of Greenville Compress Co., Greenville, Mississippi. He was a Director of the Sunburst Bank of Mississippi, Grenada, Mississippi, until it was purchased by Union Planters Bank in July 1995. He was a director of First Mississippi from 1988 until the Distribution Date. He is also a Director of Callidus Technologies Inc. and Plasma Energy Corporation, subsidiaries of the Company. He is a member of the Compensation & Human Resources Committee and the ChemFirst Inc. Foundation Advisory Committee. His current term expires in 1997.

     Dan F. Smith. Mr. Smith, 50, a director of the Company since November 1996, is President and Chief Executive Officer of Lyondell Petrochemical Company of Houston, Texas, a position he has held since January 1997. Lyondell manufactures and sells petrochemicals and refinery products. From August 1994 until

January 1997, he was President and Chief Operating Officer of Lyondell. From May 1993 until August 1994, he was Executive Vice President and Chief Operating Officer of Lyondell. He was Vice President, Corporate Planning, of Atlantic Richfield Company, Los Angeles, California, from October 1991 to May 1993. From November 1988 to October 1991, he was Executive Vice President and Chief Financial Office of Lyondell. During the Transition Period, a subsidiary of the Company sold a total of approximately $242,000 in products to Lyondell Petrochemical Company and its affiliates. He is a member of the Audit Committee. His current term expires in 1998.

     Leland R. Speed. Mr. Speed, 64, a director of the Company since November 1996, is Chief Executive Officer and Chairman of the Board of Parkway Properties, Inc. (formerly The Parkway Company), and Chairman, Chief Executive Officer and Trustee of EastGroup Properties, real estate investment companies, both of Jackson, Mississippi. He is Chairman and Director of Delta Industries, Inc., a construction materials manufacturer and a Director of Farm Fish, Inc. and Mississippi Valley Gas Company, all of Jackson, Mississippi. He was Trustee and President of Eastover Corporation from 1977 through December 1994; President and Director of Congress Street Properties from 1984 through November 1994; and President and Director of LNH REIT, INC. from 1991 through May 1996. He was also President, Chief Executive Officer and Director of Rockwood National Corporation, a real estate developer, from 1983 through June 1994. He was a Trustee of First Continental Investors REIT, Houston, Texas from 1983 through May 1994. He was a director of First Mississippi from 1965 until the Distribution Date. He is also a Director of First Chemical Corporation, a subsidiary of the Company. He is a member of the Committee on Director Affairs. His current term expires in 1998.

     R. Gerald Turner. Dr. Turner, 51, a director of the Company since November 1996, is the President of Southern Methodist University in Dallas, Texas, a position he assumed in June 1995. He was the Chancellor of the University of Mississippi in Oxford, Mississippi, from 1984 through June 1995. He has been a director of River Oaks Furniture, Inc., a furniture manufacturer based in Fulton, Mississippi, since 1994, a Director of JC Penney Co., Inc., a retailer, since 1995, and a Director of Mobile Telecommunications Technologies Corp., a provider of nationwide paging and voice messaging services, since July 1996. He was a director of First Mississippi from 1987 until the Distribution Date. Dr. Turner is also a Director of Callidus Technologies Inc., a subsidiary of the Company. He is Chairman of the Committee on Director Affairs and a member of the ChemFirst Inc. Foundation Advisory Committee. His current term expires in 1997.

     The COMMITTEE ON DIRECTOR AFFAIRS is composed of four (4) non-employee Directors and is responsible for nominating new Board of Directors ("Board") members, appointing members to Board Committees, assessing Board performance and recommending Board compensation for action by the Board. The Chairman of this committee also chairs executive sessions of the outside members of the Board. The Committee on Director Affairs considers suggestions for Director nominations from all sources. The Committee on Director Affairs met one (1) time during the Transition Period. Current members of the committee are Mr. Anderson, Mr. Crook, Mr. Speed and Dr. Turner.

     The AUDIT COMMITTEE is composed of five (5) non-employee Directors with broad latitude for inquiry into all operations of the Company. Its primary responsibilities include making a recommendation to the Board on the selection of independent auditors, reviewing audit reports prepared by independent auditors, internal auditors, insurance auditors and other consultants engaged by the Company to examine specific areas of corporate operations, and examining the adequacy of compliance with various governmental regulations and corporate policies and procedures. The Audit Committee did not meet during the Transition Period. Current members of the committee are Mr. Becker, Mr. Guyton, Mr. Moreton, Dr. Murrill and Mr. Smith.

     The COMPENSATION & HUMAN RESOURCES COMMITTEE is composed of four (4) non-employee Directors and is charged with the responsibility of recommending to the Board a program of overall compensation for the Company and its subsidiaries, including Executive Officers and other Key Employees. These responsibilities include administration of the Company's Long-Term Incentive Plans. The Compensation & Human Resources Committee did not meet during the Transition Period. Current members of the committee are Mr. Anderson, Mr. Ferris, Mr. Fligg and Mr. Percy.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Company's review of such information, the Company believes that all filings required to be made by the Reporting Persons during the Transition Period were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                ANNUAL COMPENSATION             COMPENSATION
                                       -------------------------------------    ------------
                                                                  OTHER          SECURITIES
                                                                 ANNUAL          UNDERLYING        ALL OTHER
     NAME AND PRINCIPAL                SALARY      BONUS     COMPENSATION(1)    OPTIONS(2)*     COMPENSATION(3)
          POSITION             YEAR      ($)        ($)            ($)              (#)               ($)
     ------------------        ----    -------    -------    ---------------    ------------    ---------------
J. Kelley Williams(5)          1996(4) 250,000          0                (7)       75,000           16,840(9)(10)(11)
Chairman & Chief               1996    475,000    324,400       1,886,548(6)       75,000           29,545(9)(10)(11)
Executive Officer              1995    450,000    360,000         127,697(6)            0           22,050
                               1994    330,000    200,000                (7)       35,000           52,975
Thomas G. Tepas                1996(4) 125,000          0                (7)       26,625            5,810(9)(10)(11)
President & Chief              1996    187,500    135,000                (7)       54,222           48,921(9)(10)(11)(12)
Operating Officer
R. Michael Summerford          1996(4)  99,500          0                (7)       21,125            6,555(9)(10)(11)
Vice President and             1996    196,271     95,500         858,782(6)       20,528           12,100(9)(10)(11)
Chief Financial Officer        1995    191,725     86,900         212,965(6)       21,300           11,701
                               1994    182,458     73,400                (7)       25,000           11,357
George M. Simmons              1996(4)  81,614        259                (7)        6,375            7,608(9)(10)(11)
President, First Chemical      1996    163,227     81,600          71,239(6)(8)     2,875           13,313(9)(10)(11)
Corporation                    1995    127,342     35,400                (7)            0           10,829
                               1994    120,731     32,000         151,598(6)(8)         0            6,192
William P. Bartlett            1996(4)  84,900          0               0           4,313            4,906(9)(10)(11)
President, Callidus            1996    167,400          0               0           3,000            9,464(9)(10)(11)
Technologies Inc.              1995    163,764     81,300               0               0            8,036
                               1994    161,264          0               0               0            8,297

---------------

  * On the Distribution Date, each outstanding First Mississippi stock option was exchanged for a Company stock option. Effective as of the Distribution Date, the effective exercise price and number of underlying securities for all First Mississippi stock options outstanding on the Distribution Date were adjusted by a factor of 1.25 to reflect the distribution value of the Company's shares. Accordingly, the securities listed in this column which underlie options which were outstanding on the Distribution Date have been restated to reflect this adjustment. See "Security Ownership of Certain Beneficial Owners and Management."

 (1) Other Annual Compensation includes payouts under Performance Option arrangements, direct cash payments related to tax reimbursements related to long-term incentives, tax planning and tax return preparation services, and imputed income and tax reimbursements resulting from the personal use of Company automobiles and country clubs. Tax reimbursement payments represent payments to eligible employees of thirty-seven percent (37%) of the Company's federal income tax deduction resulting from the exercise of Convertible Subordinated Debenture Options, Non-Qualified Stock Options ("NQSOs"), Incentive Stock Options and Performance Options. These payments are not applicable for options granted since August 22, 1995.

 (2) NQSOs were granted to Officers and certain key employees of the Company in the Transition Period, 1996, 1995 and 1994. The options for the Transition Period and 1996 were awarded under the 1995 Long-Term Incentive Plan. Options for 1995 and 1994 were granted under the 1988 Long-Term Incentive Plan, under which no further grants will be made. No shares of Common Stock of the Company are available for the grant of awards under the 1980 Long-Term Incentive Plan. The share amounts for a particular fiscal year under this column reflect only the shares underlying options which were granted during the respective fiscal year (that is, shares underlying options granted subsequent to fiscal year-end but based on performance in the prior fiscal year are included in the share amounts for the subsequent year during which the related options were actually granted).

 (3) All Other Compensation is comprised of Company contributions related to the Company's 401(k) Plan, including amounts provided by the Company's Benefits Restoration Plan ("BRP"), executive life insurance, relocation expenses and the above market portion of interest earned under the Deferred Income Plan (Plan A). The BRP permits participants in the 401(k) Plan to make contributions, and the Company to match the same, in amounts permitted by the 401(k) Plan but which would otherwise be in excess of those permitted by certain Internal Revenue Code limitations.

 (4) Represents compensation for the six-month period beginning July 1, 1996 and ending December 31, 1996. On October 30, 1996, the Company converted from a fiscal year-end of June 30 to a fiscal year-end of December 31.

 (5) Mr. Williams' base salary was reduced twenty-five percent (25%) at his request from June 1, 1993 to July 1, 1994, in consideration of losses due to restructuring in fiscal 1993.

 (6) No tax reimbursement payments were made during the Transition Period to any of the named officers. Tax reimbursement payments in fiscal 1996 to Mr. Williams, Mr. Summerford and Mr. Simmons were $1,856,591, $844,060 and $16,304, respectively. Tax reimbursement payments in fiscal 1995 to Mr. Williams and Mr. Summerford were $78,625 and $196,493, respectively. The tax reimbursement payment in fiscal 1994 to Mr. Simmons was $38,150.

 (7) Aggregate perquisites and other personal benefits were less than $50,000 or ten percent (10%) of the total annual salary and bonus reported for the named Executive Officer and thus are excluded from the table.

 (8) Includes payments received by Mr. Simmons on exercise of Performance Options of $44,064 in 1996 and $103,107 in 1994.

 (9) Above market interest earned under the Deferred Income Plan in the Transition Period was $0, $0, $1,930, $3,502 and $0 for Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively. Above market interest earned under the Deferred Income Plan in fiscal 1996 was $0, $0, $2,850, $5,172 and $0 for Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively. Mr. Williams voluntarily reduced the interest rate on his deferrals effective January 1, 1994 to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. See "Director Compensation."

(10) Company contributions to the 401(k) Plan in the Transition Period were $3,000, $3,000, $3,000, $3,000 and $3,000 for Mr. Williams, Mr. Tepas, Mr.
     Summerford, Mr. Simmons and Mr. Bartlett, respectively. Accruals to the 401(k) related BRP in the Transition Period were $7,000, $2,000, $980, $265 and $396 for Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively. Company contributions to the 401(k) Plan in fiscal 1996 were $6,000, $1,200, $6,000, $6,000 and $6,000 for Mr. Williams, Mr.
     Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively. Accruals to the 401(k) related BRP in fiscal 1996 were $13,000, $3,100, $1,800, $529 and $696 for Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively.

(11) The Executive life insurance program was changed effective November 1, 1995, to provide cash subsidies to participants based on age-based premium cost replacing a program under which the Company provided the insurance and paid the premiums directly. Cash subsidies in the Transition Period were $6,840, $810, $645, $841 and $1,510 for Mr. Williams, Mr. Tepas, Mr.
     Summerford, Mr. Simmons and Mr. Bartlett, respectively. Direct insurance payments in fiscal 1996 were $1,425, $283, $590, $490 and $252 for Mr.
     Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively. Cash subsidies in fiscal 1996 were $9,120, $1,080, $860, $1,122 and $2,516 for Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett, respectively.

(12) Relocation expenses paid by the Company during 1996 on behalf of Mr. Tepas were $43,258.

                OPTION GRANTS IN PRIOR FISCAL YEAR (FISCAL 1996)

                                                    INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                                ----------------------------------------------------------      VALUE AT ASSUMED ANNUAL
                                NUMBER OF       % OF TOTAL                                        RATES OF STOCK PRICE
                                SECURITIES       OPTIONS                                         APPRECIATION FOR TEN-
                                UNDERLYING    GRANTED TO ALL      EXERCISE                       YEAR OPTION TERM($)(2)
                                 OPTIONS       EMPLOYEES IN        PRICE        EXPIRATION      ------------------------
             NAME               GRANTED(1)     FISCAL YEAR      ($/SHARE)(1)       DATE           5%              10%
             ----               ----------    --------------    ------------    ----------      -------        ---------
J. Kelley Williams............    75,000           24.2%           18.50         11/10/05       872,591        2,211,318
Thomas G. Tepas...............    29,750            9.6%           18.50         11/10/05       346,128          877,156
                                  24,472            7.9%           20.38         08/22/05       313,661          794,879
R. Michael Summerford.........    20,528            6.6%           16.30         08/22/05       210,483          533,406
George M. Simmons.............     2,875            0.9%           18.50         11/10/05        33,449           84,767
William P. Bartlett...........     3,000            .10%           18.50         11/10/05        34,904           88,453

---------------

(1) On the Distribution Date, each outstanding First Mississippi stock option was exchanged for a Company stock option. Effective as of the Distribution Date, the effective exercise price and number of underlying securities for all First Mississippi stock options outstanding on the Distribution Date were adjusted by a factor of 1.25 to reflect the distribution value of the Company's shares. Accordingly, the amounts listed in this column which relate to options which were outstanding on the Distribution Date have been restated to reflect this adjustment.

(2) The dollar amounts under these columns represent the potential realizable value of each grant, assuming that the market value of the Company's Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast future financial performance or possible future appreciation in the price of Company stock.

                     OPTION GRANTS IN THE TRANSITION PERIOD

                                                    INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                                ----------------------------------------------------------      VALUE AT ASSUMED ANNUAL
                                NUMBER OF       % OF TOTAL                                        RATES OF STOCK PRICE
                                SECURITIES       OPTIONS                                         APPRECIATION FOR TEN-
                                UNDERLYING    GRANTED TO ALL      EXERCISE                       YEAR OPTION TERM($)(2)
                                 OPTIONS       EMPLOYEES IN        PRICE        EXPIRATION      ------------------------
             NAME               GRANTED(1)     FISCAL YEAR      ($/SHARE)(1)       DATE           5%              10%
             ----               ----------    --------------    ------------    ----------      -------        ---------
J. Kelley Williams............    75,000           30.0%           18.80         08/27/06       886,341        2,247,177
Thomas G. Tepas...............    26,625           11.0%           18.80         08/27/06       314,793          797,748
R. Michael Summerford.........    21,125            9.0%           18.80         08/27/06       249,766          632,955
George Simmons................     6,375            3.0%           18.80         08/27/06        75,373          191,010
William P. Bartlett...........     4,313            2.0%           18.80         08/27/06        50,994          129,228

---------------

(1) On the Distribution Date, each outstanding First Mississippi stock option was exchanged for a Company stock option. Effective as of the Distribution Date, the effective exercise price and number of underlying securities for all First Mississippi stock options outstanding on the Distribution Date were adjusted by a factor of 1.25 to reflect the distribution value of the Company's shares. Accordingly, the amounts listed in this column which relate to options which were outstanding on the Distribution Date have been restated to reflect this adjustment.

(2) The dollar amounts under these columns represent the potential realizable value of each grant, assuming that the market value of the Company's Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast future financial performance or possible future appreciation in the price of Company stock.

                         AGGREGATED OPTION EXERCISES IN
              PRIOR FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                                   AGGREGATE VALUE OF
                                                                                                UNEXERCISED, IN-THE-MONEY
                                                                    NUMBER OF SECURITIES          OPTIONS AT 6/30/96($)
                                      NUMBER OF                    UNDERLYING UNEXERCISED      ---------------------------
                                       SHARES                        OPTIONS AT 6/30/96
                                      ACQUIRED        VALUE      ---------------------------   EXERCISABLE   UNEXERCISABLE
               NAME                  ON EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE       (1)            (2)
               ----                  -----------   -----------   -----------   -------------   -----------   -------------
J. Kelley Williams.................    175,000      5,017,813      317,600           0          3,370,975         N/A
Thomas G. Tepas....................         --             --       48,272           0             45,752         N/A
R. Michael Summerford..............     93,300      2,281,244       16,422           0             30,702         N/A
George M. Simmons..................         --             --       18,400           0            204,788         N/A
William P. Bartlett................         --             --        2,400           0                 --         N/A

---------------

(1) Value was computed as the difference between the individual option price and the per share closing price of First Mississippi Common Stock on June 30, 1996, as reported on the consolidated transaction system for New York Stock Exchange issues. Only options with fair market values in excess of the exercise price are reflected in this column.

(2) No value is shown because there were no unexercisable options at fiscal year end.

            AGGREGATED OPTION EXERCISES IN THE TRANSITION PERIOD AND
               OPTION VALUES AT THE END OF THE TRANSITION PERIOD

                                                                    NUMBER OF SECURITIES           AGGREGATE VALUE OF
                                      NUMBER OF                    UNDERLYING UNEXERCISED       UNEXERCISED, IN-THE-MONEY
                                       SHARES                      OPTIONS AT 12/31/96(1)       OPTIONS AT 12/31/96($)(2)
                                      ACQUIRED        VALUE      ---------------------------   ---------------------------
               NAME                  ON EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
               ----                  -----------   -----------   -----------   -------------   -----------   -------------
J. Kelley Williams.................         0             --       397,002        75,000        5,432,546       324,375
Thomas G. Tepas....................    24,472        207,879        29,750        26,625          137,594       115,153
R. Michael Summerford..............         0             --        20,528        21,125          140,023        91,366
George M. Simmons..................         0             --        23,001         6,375          325,273        27,572
William P. Bartlett................         0             --         3,000         4,313           13,875        18,663

---------------

(1) On the Distribution Date, each outstanding First Mississippi stock option was exchanged for a Company stock option. Effective as of the Distribution Date, the effective exercise price and number of underlying securities for all First Mississippi stock options outstanding on the Distribution Date were adjusted by a factor of 1.25 to reflect the distribution value of the Company's shares. Accordingly, the amounts under these columns which relate to options which were outstanding on the Distribution Date have been restated to reflect this adjustment.

(2) Value was computed as the difference between the individual option price and the per share closing price of the Company's Common Stock on December 31, 1996, as reported on the consolidated transaction system for New York Stock Exchange issues. Only options with fair market values in excess of the exercise price are reflected in these columns.

                     AWARDS UNDER LONG-TERM INCENTIVE PLANS

AWARDS IN PRIOR FISCAL YEAR(1)

                                                               PERFORMANCE OR OTHER
                                                                   PERIOD UNTIL
                                              NUMBER OF           MATURATION OR            ESTIMATED
                   NAME                      SHARES/UNITS             PAYOUT             FUTURE PAYOUTS
                   ----                      ------------      --------------------      --------------
George M. Simmons..........................     9,600                  (2)                    (3)

AWARDS IN THE TRANSITION PERIOD(4)

                                                               PERFORMANCE OR OTHER
                                                                   PERIOD UNTIL
                                              NUMBER OF           MATURATION OR            ESTIMATED
                   NAME                      SHARES/UNITS             PAYOUT             FUTURE PAYOUTS
                   ----                      ------------      --------------------      --------------
George M. Simmons..........................     6,700                  (5)                    (6)

---------------

(1) In fiscal 1996, the Company adopted a Performance Option Plan for First Chemical Corporation providing for awards payable only in cash based on appreciation in value of units, such appreciated value being based on the subsidiary's pre-tax operating profit and the price earnings multiples of a peer group of publicly held companies. Options shown in this table represent performance units granted under this plan on August 22, 1995.

(2) Performance units granted August 22, 1995 are exercisable no earlier than six (6) months from date of grant and until ten (10) years from grant. The units are valued on a quarterly basis and may be exercised by the participant within fifteen (15) business days from the date of valuation.

(3) The performance options granted on August 22, 1995, have a base price of $20.30 and may be exercised as noted above. Estimated future value will be based on the appreciated value of the options on the exercise date and cannot be reasonably estimated at this time. However, if unit values appreciated at annual rates of 5% and 10%, the potential realizable value at the end of their ten (10)-year term would be $122,559 and $310,589, respectively.

(4) Options shown in this table represent performance units granted under the Performance Option Plan for First Chemical Corporation on August 27, 1996.

(5) Performance units granted August 27, 1996 are exercisable as follows: 40% are exercisable 12 months from date of grant, 40% are exercisable 24 months from date of grant and the remaining 20% are exercisable 36 months from date of grant. Any performance units not exercised within ten (10) years from date of grant are forfeited. The units are valued on a quarterly basis and may be exercised by the participant within fifteen (15) business days from the date of valuation.

(6) The performance options granted on August 27, 1996, have a base price of $26.67 and may be exercised as noted above. Estimated future value will be based on the appreciated value of the options on the exercise date and cannot be reasonably estimated at this time. However, if unit values appreciated at annual rates of 5% and 10%, the potential realizable value at the end of their ten (10)-year term would be $112,377 and $284,784, respectively.

                               OTHER COMPENSATION

     In 1970, First Mississippi stockholders authorized a noncontributory retirement plan for the employees of First Mississippi. Employees become one hundred percent (100%) vested after five (5) years of employment. The plan provides for normal retirement at age sixty-five (65) with actuarially adjusted provisions for early and postponed retirement dates. Retirement benefits are based on years of service and average compensation (wages and salary) of the five (5) highest consecutive years during employment. The benefits listed in the table below are not subject to any reduction for social security or other offset amounts. Pursuant to that certain Employee Benefits and Compensation Agreement between First Mississippi and the Company dated as of December 18, 1996 (the "Benefits Agreement"), the Company assumed the obligations of First Mississippi under this retirement plan.

     The following table shows the estimated annual retirement benefit payable to participating employees including Executive Officers based on earnings and years of service classifications as indicated.

AVERAGE ANNUAL COMPENSATION                       ESTIMATED ANNUAL BENEFITS FOR YEARS OF CREDITED SERVICE
        (5 HIGHEST                                --------------------------------------------------------
    CONSECUTIVE YEARS)                             10 YEARS       20 YEARS       30 YEARS       40 YEARS
---------------------------                       -----------    -----------    -----------    -----------
        $100,000................................     $17,712        $ 35,424       $ 53,136       $ 70,848
         150,000................................       26,712         53,424         80,136        106,848
         200,000................................       35,712         71,424        107,136        142,848
         300,000................................       53,712        107,424        161,136        214,848
         400,000................................       71,712        143,424        215,136        286,848
         450,000................................       80,712        161,424        242,136        322,848
         500,000................................       89,712        179,424        269,136        358,848

     The table includes amounts that exceed limitations allowed under Section 415 of the Code. The Company's BRP provides that if an individual's retirement benefits calculated under the retirement plan exceed the maximum allowed under the Code, the Company may supplement such employee's benefits under certain conditions to the extent such benefit is in excess of the limitation.

     Years of service for the Executive Officers listed in the Summary Compensation Table are: J. Kelley Williams, 29.7 years; Thomas G. Tepas, 1.5 years; R. Michael Summerford, 18.4 years; George M. Simmons, 12.0 years; and William P. Bartlett, 7.3 years.

TERMINATION AGREEMENTS

     During fiscal 1996, the Board of Directors of First Mississippi approved and First Mississippi entered into Termination Agreements for the Executive Officers of First Mississippi, including Mr. Williams, Mr. Tepas, Mr. Summerford, Mr. Simmons and Mr. Bartlett. Pursuant to that certain Agreement and Plan of Distribution between First Mississippi and the Company dated as of December 18, 1996 (the "Distribution Agreement"), the Company assumed the obligations of First Mississippi under the Termination Agreements. The Termination Agreements are contingent upon a Change of Control, as defined in the Agreements, and provide for three-year terms which are automatically extended unless the Company determines not to renew or there is a Change of Control of the Company during any three-year term. Each officer, other than the Chief Executive Officer, would be paid upon termination of employment for reasons other than cause, death or disability or upon resignation for good reason, subsequent to a Change of Control during the term of the Termination Agreement, three (3) times the sum of the five-year average of his annual base salary and bonus. The Company's Chief Executive Officer is entitled to the same termination benefit as described above for all other Executive Officers, except for the fact that the Chief Executive Officer may resign for any reason, as opposed to "good reason," within thirty-six (36) months of a Change of Control and still be entitled to the termination benefit. Upon termination, the individual would have the option, unless he notifies the Company otherwise, to receive a cash payment equal to the cash value of all his NQSOs, Debenture Options and Convertible Debentures, whether then exercisable or not. Following termination, the Company will pay amounts previously due to individuals for early stock disposition of grants issued in 1994 and earlier under the

Company's tax sharing plan. No individual would receive payments in the event of death, disability or termination for cause. In addition, the Termination Agreements provide for an additional payment to be made by the Company to the Chief Executive Officer if any of the severance payments provided for by the Termination Agreements or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Code, such that the net of all of the payments received by the Officer after the imposition of the Excise Tax on the Total Payments and any federal income tax on the additional payment shall be equal to the Total Payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chief Executive Officer serves as a member ex-officio of the Compensation & Human Resources Committee, but may not serve as Chairman or vote or participate in or be present for Committee decisions regarding his own compensation. He does not make recommendations about nor participate in decisions regarding any aspect of his compensation.

     In addition, Mr. Crook, a director of the Company, who retired from First Mississippi as Vice President in 1985, is Chairman of Melamine Chemicals ("MCI"), and Mr. Summerford, an Executive Officer of the Company, is a director of MCI and a member of MCI's Compensation Committee.

DIRECTOR COMPENSATION

     Directors who are not employees are compensated for their services with a retainer of $16,000 per year. In addition, non-employee Directors receive fees for attendance at duly called Board and committee meetings. The fees paid are $1,000 per day for attendance at duly called Board and committee meetings or a fee of $500 for half-day committee meetings except for committee chairmen, who receive a fee of $1,250 per day for meetings and $625 for half-day meetings. These fees are recommended by the Committee on Director Affairs to align board compensation with peer companies. Travel expenses to and from meetings are reimbursed to all Directors. No fees are paid for informal meetings. Attendance at meetings held by telephone conference call are paid at the half-day rate. Directors performing special services at the request of the Chief Executive Officer are paid a per diem of $1,000 per day, except for committee chairmen, who are paid a per diem of $1,250 per day.

     Under the Company's 1988 Long-Term Incentive Plan, as amended, which was assumed by the Company pursuant to the Benefits Agreement, non-employee Directors were automatically awarded for five (5) years, debenture options to purchase Convertible Subordinated Debentures. Debenture options may be exercised any time within ten (10) years after the date of grant to purchase Convertible Debentures. Each debenture may be converted six (6) months after the date of grant of the applicable option into Convertible Preferred Stock. Each share of Convertible Preferred Stock is, in turn, immediately convertible into Company Common Stock. There will be no further awards under this plan. Debenture Options issued by First Mississippi prior to the Distribution were exchanged on the Distribution Date for Company Debenture Options pursuant to the terms of the Benefit Agreement.

     Under the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"), as amended, which was assumed by the Company pursuant to the Benefits Agreement, each Director is entitled to receive Awards under the 1995 Plan. The Compensation Committee annually reviews and the Company's Board of Directors annually approves potential award ranges for the Directors. Award ranges are based on guidelines developed by nationally recognized compensation consultants. At fiscal year end, the Compensation Committee reviews Company condition and performance versus long-term goals and recommends awards under the 1995 Plan. Awards may be in the form of stock options, restricted stock, stock appreciation rights, performance shares or units, supplemental cash, or other such forms as appropriate. In December 1996, each non-employee Director received options to purchase 1,500 shares of Common Stock of the Company.

     Also under the 1995 Plan, Directors may make an irrevocable election to receive share units in exchange for deferring all or some portion of their annual retainer at a per share unit exchange price that is eighty-five percent (85%) of the fair market value of the Company Common Stock determined as of the first day of the year during which all or a portion of the deferred retainer was to be paid. Dividends earned pursuant to the share units are reinvested in the form of additional share units.

     In fiscal 1986, First Mississippi established a Deferred Income Plan for Directors, Officers and Key Employees ("Plan A") which superseded the previous deferred income arrangement and pursuant to which deferral opportunities in any given year, up to a maximum of three (3) years, were offered at the discretion of the Board. Pursuant to the Benefits Agreement, the Company assumed the obligations of First Mississippi under Plan A. Amounts deferred under Plan A earn interest at a prescribed rate which, as originally established, was twenty percent (20%), compounded annually, subject to reduction as described below. The Company is owner and beneficiary of life insurance policies covering most of the participants in Plan A. The benefits associated with these policies are expected to cover the Company's financial obligations incurred in connection with Plan A, including the interest accrued on the amounts deferred thereunder in excess of market rates, resulting in no net cost to the Company over the life of the plan. Plan A provides that the interest rate may be reduced prospectively and, if necessary, may be adjusted retroactively, due to severe economic changes including, but not limited to, changes in tax law. However, no retroactive changes in the rate of a return may occur unless such economic changes are material, adverse and retroactive in nature. Further, in no event shall the interest rate on amounts deferred under Plan A be reduced to a level lower than the ten (10)-year Treasury Note Rate. Effective January 1, 1994, the Director participants in Plan A still serving on the First Mississippi Board voluntarily reduced the applicable interest rate to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. At the same time, the Board closed Plan A for any new participants or deferral opportunities, subject to the existing rights and obligations thereunder. The interest rate for the first six months of fiscal year 1994 for all Directors remained at twenty percent (20%). In fiscal year 1989, First Mississippi established a successor Deferred Compensation Plan for Outside Directors ("Plan B") to insure continuation of deferral opportunities for Directors. Pursuant to the Benefits Agreement, the Company assumed the obligations of First Mississippi under Plan B. Plan B was amended effective January 1, 1994, to change the interest rate prospectively to one hundred twenty percent (120%) of the applicable annual federal long-term rate as specified in the Internal Revenue Code. Amounts deferred under Plan B prior to January 1, 1994 earned interest based on the Chase Manhattan Bank, N.A. Prime Rate, less one percent (1%). The deferrals under both Plan A and Plan B are held by the Company until retirement, resignation or other termination of services. Director
J. Kelley Williams participates only in Plan A (See Note 9 under Summary Compensation Table).

     The Company furnishes Directors with $100,000 accidental death and dismemberment and $250,000 of business travel accident insurance. The Company also has a Retirement Plan for its non-employee Directors under which all such Directors who have served at least one (1) three-year term will, under certain conditions, receive an annual retirement benefit equal to their annual retainer at retirement for each year of service, not to exceed fifteen (15) years. The amount of the retainer to be received after retirement shall be fixed at the time of retirement. The plan also provides for a lump sum payment to a Director under certain conditions in the event of a change of control and to his beneficiary upon his death.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On the Distribution Date, each outstanding First Mississippi debenture, debenture option and NQSO was exchanged for a Company security of the same type. In accordance with the terms of the Benefits Agreement, the number of shares of Common Stock underlying First Mississippi debentures, debenture options and NQSO's outstanding on the Distribution Date, as well as the effective exercise prices relating thereto, were adjusted to reflect the distribution value of the Company's shares. This adjustment increased the number of shares underlying the awards outstanding at the time of the Distribution and reduced the respective exercise prices by a factor of 1.25.

     The Directors and Officers of the Company beneficially owned as of February 20, 1997, Convertible Subordinated Debentures, Convertible Preferred Stock, NQSOs and Common Stock of the Company as follows:

                                                                                TOTAL
                                  COMMON STOCK                               COMMON STOCK    PERCENT
                                  BENEFICIALLY     PERCENT       COMMON      BENEFICIALLY       OF
        DIRECTOR/OFFICER            OWNED(1)       OF CLASS       STOCK        OWNED(2)       CLASS
        ----------------          ------------    ----------    ---------    ------------    --------
Richard P. Anderson.............                                    9,450(3)
  NQSO..........................      3,750                                      13,200        *
Paul A. Becker..................                                   10,000
  1988-1 Series.................      2,013            20%
  1989-2 Series.................      2,013            20%
  1990-2 Series.................      2,013            20%
  1991-2 Series.................      2,013            20%
  1992-1 Series.................      2,013            20%
  NQSO..........................      3,750
                                    -------
                                     13,815                                      23,815        *
James W. Crook..................                                  113,687(4)
  NQSO..........................      3,750                                     117,437        *
Michael J. Ferris
  NQSO..........................      1,875                                       1,875        *
James E. Fligg..................                                    3,610
  NQSO..........................      1,875
                                                                                  5,485        *
Robert P. Guyton................                                   23,000
  NQSO..........................      3,750                                      26,750        *
Charles P. Moreton..............                                   13,250
  NQSO..........................      3,750                                      17,000        *
Paul W. Murrill.................                                    3,900(5)
  1988-1 Series.................      2,013            20%
  1989-2 Series.................      2,013            20%
  1990-2 Series.................      2,013            20%
  1991-2 Series.................      2,013            20%
  1992-1 Series.................      2,013            20%
  NQSO..........................      3,750
                                    -------
                                     13,815                                      17,715        *
William A. Percy, II............                                   36,275(6)
  1988-1 Series.................      2,013            20%
  1989-2 Series.................      2,013            20%
  1990-2 Series.................      2,013            20%
  1991-2 Series.................      2,013            20%
  1992-1 Series.................      2,013            20%
  NQSO..........................      3,750
                                    -------
                                     13,815                                      50,090        *
Dan F. Smith
  NQSO..........................      1,875                                       1,875        *

Leland R. Speed........................                                   12,720
  1988-1 Series........................         2,013            20%
  1989-2 Series........................         2,013            20%
  1990-2 Series........................         2,013            20%
  1991-2 Series........................         2,013            20%
  1992-1 Series........................         2,013            20%
  NQSO.................................         3,750
                                           ----------
                                               13,815                                    26,535        *
R. Gerald Turner.......................                                    7,900(7)
  NQSO.................................         3,750                                    11,650        *
J. Kelley Williams.....................                                  866,480(8)
  1987-A Series........................        50,313            78%
  1988-A Series........................        90,563            63%
  1989-1 Series........................        90,563           100%
  1990-1 Series........................        90,563            98%
  NQSO.................................       150,000
                                           ----------
                                              472,002                                 1,338,482         6.2%
W. P. Bartlett.........................                                    1,229
  NQSO.................................         7,313                                     8,542        *
George M. Simmons......................                                      243
  1988-A Series**......................         8,050             6%
  1989-A Series........................         2,013             6%
  NQSO.................................         9,250
                                           ----------
                                               19,313                                    19,556        *
R. Michael Summerford..................                                   70,590
  NQSO.................................        41,653                                   112,243        *
Thomas G. Tepas........................                                    5,009
  NQSO.................................        56,375                                    61,384        *
All Directors and Executive Officers as
  a Group (27 Persons)(9)..............                                1,211,164
  1987-A Series........................        60,376           100%
  1988-A Series**......................       108,676           100%
  1988-1 Series........................         8,052            80%
  1989-A Series........................         5,033            15%
  1989-1 Series........................        90,563           100%
  1989-2 Series........................         8,052            80%
  1990-1 Series........................        90,563            86%
  1990-2 Series........................         8,052            80%
  1991-1 Series........................         6,038            75%
  1991-2 Series........................         8,052            80%
  1992-1 Series........................         8,052            80%
     NQSO..............................       428,322
                                           ----------
                                              829,831                                 2,040,995         9.5%
5% Beneficial Holder:                                                                 1,902,500         9.2%
  Goldman Sachs Group, L.P. and
  Goldman Sachs & Co. 85 Broad Street
     New York, NY 10004(10)

---------------

  *  Represents less than one percent (1%) of class.

  ** Represents 8,050 shares of Common Stock underlying Convertible Subordinated
     Debentures that have already been purchased through the exercise of Debenture Options.

 (1) Numbers represent shares of Common Stock of the Company underlying the Convertible Subordinated Debentures and NQSOs beneficially owned by the Directors and Officers. The Debentures are immediately convertible into the specified number of shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of the Company. NQSOs are exercisable no earlier than six
     (6) months from date of grant into shares of Common Stock of the Company.

 (2) In connection with the Shareholder Rights Plan adopted by the Company on October 30, 1996, preferred stock purchase rights were distributed to stockholders and are deemed to be attached to the outstanding shares of Common Stock of the Company, including the outstanding shares of Common Stock reported above as being owned by Directors and Officers. Under certain conditions, each right may be exercised to purchase one one-hundredth (1/100) of a share of a new series of preferred stock, at an exercise price of $100 (subject to adjustment). The rights, which do not have voting rights, expire in 2006 and may be redeemed by the Company at a price of $.01 per right prior to a specified period of time after the occurrence of certain events. In certain events, each right (except certain rights beneficially owned by 10% or more owners, which rights are voided) will entitle its holder to purchase shares of Common Stock with a value of twice the then current exercise price.

 (3) Shares voting and investment power of 3,700 shares with Mrs. Anderson.

 (4) Included are 700 shares owned by Mrs. Crook of which Mr. Crook has no voting and investment power and disclaims beneficial ownership.

 (5) Included are 775 shares owned by Mrs. Murrill of which Dr. Murrill has no voting and investment power and disclaims beneficial ownership.

 (6) Included are 31,500 shares of which Mr. Percy has sole voting and investment power as President of Greenville Compress Company and of which he disclaims beneficial ownership.

 (7) Shares voting and investment power of 7,800 shares with Mrs. Turner.

 (8) Included are 171,518 shares of which Mr. Williams shares voting and investment power. Excluded are 61,750 shares held in the Jean P. Williams Revocable Trust, of which Mr. Williams has no voting and investment power and disclaims beneficial ownership and 4,327 shares held by Mr. Williams' son, George P. Williams, who does not reside in Mr. Williams' household and for which Mr. Williams has no voting and investment power and disclaims beneficial ownership.

 (9) Except for 2,000 shares, 200 shares, 446 shares and 100 shares for which Mr. Daniel Anderson, Mr. Barker, Mr. Browning and Mr. Chustz, respectively, have shared voting and investment power, and except for 12 shares owned by Mr. McArthur's wife, of which he has no voting and investment power and disclaims beneficial ownership, and except as otherwise indicated in these notes, the shares beneficially owned by the persons indicated in the table above represent sole voting and investment power.

(10) Based on Form 13G filed by the Investor with the Securities and Exchange Commission reporting ownership of shares as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following discussion includes certain relationships and related transactions which occurred during the Transition Period.

     Debt Owed by Getchell. On October 20, 1995, First Mississippi distributed to its shareholders the shares of Getchell Gold Corporation ("Getchell"), formerly FirstMiss Gold Inc., held by First Mississippi (the "Gold Distribution"). Messr. Williams, the Company's Chairman and Chief Executive Officer, and

Messr. Summerford, the Company's Vice President and Chief Financial Officer, currently serve as directors of Getchell.

     Prior to the Gold Distribution, First Mississippi provided to Getchell capital and operating advances from time to time. Effective the date of the Gold Distribution, the debt was $52.5 million and First Mississippi and Getchell entered into a new long-term loan agreement (the "Loan Agreement") which provided that the total outstanding amount would be due in September 2000, that Getchell would repay $15.0 million to First Mississippi from the proceeds of a public common stock offering prior to April 1996, that interest would accrue at a rate not exceeding the London Interbank Offered Rate plus one percent, and that the interest would not be paid in cash, but rather would be capitalized to the note. In November 1995, Getchell reduced the debt by $15.0 million, from proceeds of a common stock offering. The debt was further reduced by the settlement of a Tax Sharing Agreement. Pursuant to the Distribution Agreement, the Loan Agreement was assigned from First Mississippi to the Company. At December 31, 1996, the total aggregate debt owed by Getchell pursuant to the Loan Agreement was $25.4 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page F-1, which immediately precedes such financial statements.

(a)(2) No additional schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(3) EXHIBITS

   2(a)      -- Agreement and Plan of Merger and Reorganization, dated as of August 27, 1996, among Mississippi Chemical
                Corporation, MISS SUB, INC. and First Mississippi
                Corporation, was filed as Exhibit 2.1 to Amendment No. 1
                to the Company's Form S-1 (Registration No. 333-15789)
                filed on November 18, 1996, and is incorporated herein by
                reference.
   2(b)      -- Agreement and Plan of Distribution between First
                Mississippi Corporation and the Company dated December
                18, 1996 was filed as Exhibit 2.2, Form of Agreement and
                Plan of Distribution, to Amendment No. 1 to the Company's
                Form S-1 (Registration No. 333-15789) filed on November
                18, 1996, and is incorporated herein by reference. The
                only modification to the text of the Form of Agreement
                and Plan of Distribution which is incorporated herein by
                reference was the substitution of "ChemFirst Inc." for
                "Newco" as a party to this agreement and the dating of
                the agreement as of December 18, 1996.
   2(c)      -- Tax Disaffiliation Agreement between First Mississippi
                Corporation and the Company dated December 18, 1996 was
                filed as Exhibit 2.3, Form of Tax Disaffiliation
                Agreement, to Amendment No. 1 to the Company's Form S-1
                (Registration No. 333-15789) filed on November 18, 1996,
                and is incorporated herein by reference. The only
                modification to the text of the Form of Tax
                Disaffiliation Agreement which is incorporated herein by
                reference was the substitution of "ChemFirst Inc." for
                "Newco" as a party to this Agreement and the dating of
                the agreement as of December 18, 1996.

   2(d)      -- Employee Benefits and Compensation Agreement between
                First Mississippi Corporation and the Company dated December 18, 1996 was filed as Exhibit 2.4, Form of Employee Benefits and Compensation Agreement, to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Employee Benefits and Compensation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this Agreement and the dating of the agreement as of December 18, 1996.
   3(a)      -- Amended and Restated Articles of Incorporation of the
                Company were filed as Exhibit 3.1 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.
   3(b)      -- Bylaws of the Company were filed as Exhibit 3.2 to
                Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.
   4(a)      -- Articles III, IV, V, VI, VII, VIII, IX and X of the
                Company's Charter of Incorporation and the Statements of Resolution establishing the Company's 1987-A, 1988-A, 1988-1, 1989-A, 1989-1, 1989-2, 1990-1, 1990-2, 1991-1,
                1991-2, and 1992-1 Series Convertible Preferred Stock and the Company's Series X Junior Participating Preferred Stock are included in Exhibit 3(a).
   4(b)      -- Articles II, IV, IX and XII of the Company's Bylaws are
                included in Exhibit 3(b).
   4(c)      -- ChemFirst Inc. 401(K) Savings Plan was filed as Exhibit
                4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-18691) filed on December 24, 1996 and is incorporated herein by reference.
   4(d)      -- Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.
   4(e)      -- Post Spin-Off Agreement between First Mississippi and
                FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.
   4(f)      -- Tax Ruling Agreement between First Mississippi and
                FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.2 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.
   4(g)      -- Loan Agreement between First Mississippi and FirstMiss
                Gold Inc., dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.3 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.
   4(h)      -- Amended Tax Sharing Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.4 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.
   4(i)      -- Credit Agreement, dated as of February 9, 1993, between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 4.1 to the First Mississippi's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and is incorporated herein by reference.

   4(j)      -- Amendment, dated as of August 1, 1993, to the Credit
                Agreement between the Company, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 4(s) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and is incorporated herein by reference.
   4(k)      -- Extension of commitment termination date, dated as of
                December 30, 1993, in accordance with the provisions of
                Section 2.04 of the Credit Agreement dated as of February 9, 1993, between First Mississippi, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 4(u) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and is incorporated herein by reference.
   4(l)      -- Extension of commitment termination date, dated as of
                December 30, 1994 and January 9, 1995, in accordance with the provisions of Section 2.04 of the Credit Agreement dated as of February 9, 1993, between First Mississippi, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 4(w) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated herein by reference.
   4(m)      -- Waiver and Amendment, dated as of April 1, 1996, to the
                Credit Agreement between First Mississippi, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 4 to First Mississippi's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference.
   4(n)      -- Amendment No. 2, dated as of December 6, 1996, to the
                Credit Agreement between First Mississippi, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution.
   4(o)      -- Consent and Agreement, dated as of December 20, 1996,
                relating to the Credit Agreement between First Mississippi, the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent, which was assigned to the Company in connection with the Distribution.
   10(a)*    -- Termination Agreement, dated May 29, 1996 and effective
                June 1, 1996, between First Mississippi and its Chief Executive Officer, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 10(c) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by reference.
   10(b)*    -- Form of Termination Agreement, dated May 29, 1996 and
                effective June 1, 1996, between First Mississippi and each of the following executive officers of First
                Mississippi: Daniel P. Anderson, Robert P. Barker, William P. Bartlett, J. Steven Chustz, Paul J. Coder, Charles R. Gibson, Samir A. Hakooz, Terry L. Moore, George M. Simmons, R. Michael Summerford and Thomas G. Tepas, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 10(d) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by reference. (Company's Termination Agreement with each such officer contains terms identical to those contained in the form of Agreement filed.)
   10(c)*    -- ChemFirst Inc. 1980 Long-Term Incentive Plan was filed as
                Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.
   10(d)*    -- ChemFirst Inc. 1988 Long-Term Incentive Plan was filed as
                Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

   10(e)*    -- ChemFirst Inc. 1995 Long-Term Incentive Plan was filed as
                Exhibit 4.4 to the Company's Registration Statement on
                Form S-8 (Registration No. 333-18693) filed on December
                24, 1996, and is incorporated herein by reference.
   10(f)*    -- 1991 Restatement of the First Mississippi Directors'
                Retirement Plan, as revised and restated on May 14, 1991,
                which was assigned to and assumed by the Company pursuant
                to the Benefits Agreement, was filed as Exhibit 10(f) to
                First Mississippi's Annual Report on Form 10-K for the
                fiscal year ended June 30, 1991, and is incorporated
                herein by reference.
   10(g)*    -- First Mississippi Corporation 1989 Deferred Compensation
                Plan for Outside Directors, as amended on September 12,
                1994, which was assigned to and assumed by the Company
                pursuant to the Benefits Agreement, was filed as Exhibit
                10(g) to First Mississippi's Annual Report on Form 10-K
                for the fiscal year ended June 30, 1995, and is
                incorporated herein by reference.
   10(h)     -- Form of Indemnification Agreement between First
                Mississippi and the following Directors or Officers of
                First Mississippi, which was assigned to and assumed by
                the Company in connection with the Distribution,
                (Company's Indemnification Agreements with each such
                individual contains substantially identical provisions to
                those contained in the form): Richard P. Anderson, Paul
                A. Becker, James W. Crook, James E. Fligg, Charles R.
                Gibson, Robert P. Guyton, Charles P. Moreton, Paul W.
                Murrill, William A. Percy, II, Maurice T. Reed, Jr.,
                Frank G. Smith, Leland R. Speed, R. Gerald Turner, J.
                Kelley Williams, R. Michael Summerford, O. E. Wall,
                Charles M. McAuley, J. Steve Chustz, James L. McArthur,
                Danny P. Anderson and Thomas G. Tepas was filed as
                Exhibit 10(t) to First Mississippi's Annual Report on
                Form 10-K for the fiscal year ended June 30, 1988, and is
                incorporated herein by reference.
   21        -- List of the subsidiaries of the Company.
   23        -- Consent regarding incorporation of auditors' report into
                Registration Statement Nos. 333-18691 and 333-18693.
   27        -- Financial Data Schedule.

---------------

* Indicates management contract or compensatory plan or arrangement.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

(b) No Reports on Form 8-K were filed by the Company during the final quarter of the Transition Period.

(c) Please see (a)(3) above.

     The exhibits filed with the Commission are not included in the printed copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.

(d) Please see (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHEMFIRST INC.

Date: March 17, 1997                        By:    /s/ J. KELLEY WILLIAMS
                                              ----------------------------------
                                                      J. Kelley Williams
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----
               /s/ J. KELLEY WILLIAMS                  Chairman of the Board of              March 17, 1997
-----------------------------------------------------    Directors, Chief Executive
                 J. Kelley Williams                      Officer (Principal Executive
                                                         Officer) and Director

                 /s/ THOMAS G. TEPAS                   President and Chief Operating         March 17, 1997
-----------------------------------------------------    Officer
                   Thomas G. Tepas

              /s/ R. MICHAEL SUMMERFORD                Vice President and Chief Financial    March 17, 1997
-----------------------------------------------------    Officer (Principal Financial
                R. Michael Summerford                    Officer)

                /s/ TROY B. BROWNING                   Controller (Principal Accounting      March 17, 1997
-----------------------------------------------------    Officer)
                  Troy B. Browning

               /s/ RICHARD P. ANDERSON                 Director                              March 17, 1997
-----------------------------------------------------
                 Richard P. Anderson

                 /s/ PAUL A. BECKER                    Director                              March 17, 1997
-----------------------------------------------------
                   Paul A. Becker

                 /s/ JAMES W. CROOK                    Director                              March 17, 1997
-----------------------------------------------------
                   James W. Crook

                /s/ MICHAEL J. FERRIS                  Director                              March 17, 1997
-----------------------------------------------------
                  Michael J. Ferris

                 /s/ JAMES E. FLIGG                    Director                              March 17, 1997
-----------------------------------------------------
                   James E. Fligg

                /s/ ROBERT P. GUYTON                   Director                              March 17, 1997
-----------------------------------------------------
                  Robert P. Guyton

               /s/ CHARLES P. MORETON                  Director                              March 17, 1997
-----------------------------------------------------
                 Charles P. Moreton

                 /s/ PAUL W. MURRILL                   Director                              March 17, 1997
-----------------------------------------------------
                   Paul W. Murrill

              /s/ WILLIAM A. PERCY, II                 Director                              March 17, 1997
-----------------------------------------------------
                William A. Percy, II

                  /s/ DAN F. SMITH                     Director                              March 17, 1997
-----------------------------------------------------
                    Dan F. Smith

                 /s/ LELAND R. SPEED                   Director                              March 17, 1997
-----------------------------------------------------
                   Leland R. Speed

                /s/ R. GERALD TURNER                   Director                              March 17, 1997
-----------------------------------------------------
                  R. Gerald Turner

                                 CHEMFIRST INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report................................  F-2

Consolidated Balance Sheets as of December 31, 1996, and
  June 30, 1996 and 1995....................................  F-3
Consolidated Statements of Operations for the six months
  ended December 31, 1996, and years ended June 30, 1996,
  1995 and 1994.............................................  F-4
Consolidated Statements of Stockholders' Equity for the six
  months ended December 31, 1996, and years ended June 30,
  1996, 1995 and 1994.......................................  F-5
Consolidated Statements of Cash Flows for the six months
  ended December 31, 1996, and years ended June 30, 1996,
  1995 and 1994.............................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ChemFirst Inc.:

     We have audited the consolidated financial statements of ChemFirst Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChemFirst Inc. and subsidiaries as of December 31, 1996 and June 30, 1996 and 1995, and the results of their operations and their cash flows for the six months ended December 31, 1996 and for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in notes 1 and 8, ChemFirst Inc. changed its method of accounting for income taxes as of July 1, 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                            KPMG Peat Marwick LLP

Jackson, Mississippi
February 21, 1997

                                 CHEMFIRST INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  JUNE 30,
                                                             DECEMBER 31,    ------------------
                                                                 1996         1996       1995
                                                             ------------    -------    -------
                                                                 (IN THOUSANDS OF DOLLARS)
Current assets:
  Cash and cash equivalents................................    $ 68,385        5,303     40,123
  Receivables:
     Trade, less allowance for doubtful accounts of $404,
       $781 and $732, respectively.........................      61,874       60,029     52,546
     Affiliated companies (note 4).........................         216          201        192
     Other (note 8)........................................       2,555        9,025      4,099
                                                               --------      -------    -------
          Total receivables................................      64,645       69,255     56,837
                                                               --------      -------    -------
  Inventories:
     Finished products.....................................      28,434       22,335     21,278
     Work in process.......................................      22,772       28,494     19,051
     Raw materials and supplies............................      18,815       19,494     18,210
                                                               --------      -------    -------
          Total inventories................................      70,021       70,323     58,539
                                                               --------      -------    -------
  Prepaid expenses and other current assets (note 8).......      10,374        5,542      6,872
  Net current assets of discontinued operations (note 2)...         412        7,008     18,974
                                                               --------      -------    -------
          Total current assets.............................     213,837      157,431    181,345
                                                               --------      -------    -------
Investments and other assets:
  Investments in affiliated companies (note 4).............      14,471       13,547     12,257
  Other investments (note 4)...............................      31,384       27,496      3,931
  Intangible and other assets, at cost less amortization
     (note 5)..............................................      10,316       11,404     13,396
                                                               --------      -------    -------
          Total investments and other assets...............      56,171       52,447     29,584
                                                               --------      -------    -------
Property, plant and equipment, net (notes 6 and 7).........     153,082      139,647    130,456
Noncurrent assets of discontinued operations (note 2)......          --       64,110     91,942
                                                               --------      -------    -------
                                                               $423,090      413,635    433,327
                                                               ========      =======    =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 7)..........    $    973       14,534     15,076
  Deferred revenue.........................................       7,778        1,802      1,434
  Accounts payable -- trade (including book overdrafts of
     $6,798, $5,019 and $9,334, respectively)..............      37,236       29,773     35,520
  Accrued expenses and other current liabilities (note
     15)...................................................      37,370       24,404     19,208
                                                               --------      -------    -------
          Total current liabilities........................      83,357       70,513     71,238
                                                               --------      -------    -------
Long-term debt, excluding current installments (note 7)....       2,122       79,909     84,394
Other long-term liabilities................................      15,661       13,864     12,289
Long-term liabilities and minority interest of discontinued
  operations (note 2)......................................          --        3,572     13,771
Deferred income taxes (note 8).............................      13,464       15,510     18,639
Stockholders' equity (notes 7, 9 and 10):
  Serial preferred stock. Authorized 20,000,000 shares;
     none issued...........................................          --           --         --
  Common stock of $1 par value. Authorized 100,000,000
     shares; outstanding 20,672,778, 20,614,491 and
     20,438,208 shares, respectively.......................      20,673       20,614     20,438
  Additional paid-in capital...............................      16,586       14,234      7,656
  Retained earnings........................................     271,227      195,419    204,902
                                                               --------      -------    -------
          Total stockholders' equity.......................     308,486      230,267    232,996
                                                               --------      -------    -------
Commitments and contingent liabilities (notes 8, 9 and 11)
                                                               $423,090      413,635    433,327
                                                               ========      =======    =======

          See accompanying notes to consolidated financial statements.

                                 CHEMFIRST INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   SIX MONTHS ENDED      YEARS ENDED JUNE 30,
                                                     DECEMBER 31,     ---------------------------
                                                         1996          1996      1995      1994
                                                   ----------------   -------   -------   -------
                                                             (IN THOUSANDS OF DOLLARS,
                                                             EXCEPT PER SHARE AMOUNTS)
Revenues:
  Sales (note 13)................................      $188,433       370,547   331,721   249,091
  Interest and other income, net (note 12).......         4,248         6,157     6,120     3,264
                                                       --------       -------   -------   -------
                                                        192,681       376,704   337,841   252,355
                                                       --------       -------   -------   -------
Costs and expenses:
  Cost of sales..................................       145,181       288,677   254,364   193,154
  General, selling and administrative expenses...        32,010        58,557    48,091    42,470
  Other operating expenses.......................         2,791         6,901     7,347     5,459
  Restructuring costs and asset writedowns (note
     3)..........................................        13,271        18,256        --        --
  Interest expense (note 7)......................         3,212         9,242     9,555    10,046
                                                       --------       -------   -------   -------
                                                        196,465       381,633   319,357   251,129
                                                       --------       -------   -------   -------
Earnings (loss) from continuing operations before
  income taxes (benefit), investee earnings
  (loss) and cumulative effect of change in
  accounting principle...........................        (3,784)       (4,929)   18,484     1,226
Income tax expense (benefit) (note 8)............          (975)         (688)    8,706     2,248
Equity in net earnings (loss) of affiliated
  companies (note 4).............................           562           783       860      (249)
                                                       --------       -------   -------   -------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting
  principle......................................        (2,247)       (3,458)   10,638    (1,271)
Earnings from discontinued operations, net of
  taxes (note 2).................................        19,040        40,424    47,156    21,038
Gain (loss) on disposal of businesses, net of
  taxes (note 2).................................       225,485        (1,746)       --        --
Cumulative effect of change in accounting
  principle (note 8).............................            --            --        --     2,096
                                                       --------       -------   -------   -------
          Net earnings...........................      $242,278        35,220    57,794    21,863
                                                       ========       =======   =======   =======
Earnings (loss) per common share (note 10):
  Continuing operations..........................      $   (.11)         (.16)      .52      (.06)
  Discontinued operations........................           .91          1.93      2.28      1.05
  Gain (loss) on disposal of businesses..........         10.77          (.09)       --        --
  Cumulative effect of change in accounting
     principle...................................            --            --        --       .10
                                                       --------       -------   -------   -------
          Total earnings per common share........      $  11.57          1.68      2.80      1.09
                                                       ========       =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                 CHEMFIRST INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        SIX MONTHS ENDED DECEMBER 31, 1996 AND
                                                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                                     --------------------------------------------
                                                         COMMON STOCK       ADDITIONAL
                                                     --------------------    PAID-IN     RETAINED
                                                       SHARES     AMOUNT     CAPITAL     EARNINGS
                                                     ----------   -------   ----------   --------
                                                       (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)
Balance, June 30, 1993.............................  19,980,440   $19,980      2,424      138,370
Net earnings.......................................          --        --         --       21,863
Dividends declared -- $.30 per share...............          --        --         --       (6,010)
Common stock issued:
  Employee stock options...........................      39,350        39        351           --
  Convertible debentures...........................      66,300        67        561           --
Income tax benefit on exercise of stock options and
  convertible debentures...........................          --        --         42           --
                                                     ----------   -------     ------     --------
Balance, June 30, 1994.............................  20,086,090    20,086      3,378      154,223
Net earnings.......................................          --        --         --       57,794
Dividends declared -- $.35 per share...............          --        --         --       (7,115)
Common stock issued:
  Employee stock options...........................      86,218        86        555           --
  Convertible debentures...........................     265,900       266      2,917           --
Income tax benefit on exercise of stock options and
  convertible debentures...........................          --        --        806           --
                                                     ----------   -------     ------     --------
Balance, June 30, 1995.............................  20,438,208    20,438      7,656      204,902
Net earnings.......................................          --        --         --       35,220
Dividends declared -- $.40 per share...............          --        --         --       (8,161)
Distribution of common stock of Getchell Gold Corp.
  (note 2).........................................          --        --         --      (31,277)
Common stock issued:
  Employee stock options...........................     111,483       111        878           --
  Convertible debentures...........................     300,700       301      2,880           --
  Purchase and retirement of common shares.........    (235,900)     (236)        --       (5,265)
Income tax benefit on exercise of stock options and
  convertible debentures...........................          --        --      2,820           --
                                                     ----------   -------     ------     --------
Balance, June 30, 1996.............................  20,614,491    20,614     14,234      195,419
Net earnings.......................................          --        --         --      242,278
Dividends declared -- $.20 per share...............          --        --         --       (4,124)
Distribution of common stock of Mississippi
  Chemical Corp. (note 2)..........................          --        --         --     (162,346)
Common stock issued:
  Employee stock options...........................      41,704        42        768           --
  Convertible debentures...........................      16,583        17        146           --
Income tax benefit on exercise of stock options and
  convertible debentures...........................          --        --      1,438           --
                                                     ----------   -------     ------     --------
Balance, December 31, 1996.........................  20,672,778   $20,673     16,586      271,227
                                                     ==========   =======     ======     ========

          See accompanying notes to consolidated financial statements.

                                 CHEMFIRST INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS
                                                                 ENDED          YEARS ENDED JUNE 30,
                                                              DECEMBER 31,   ---------------------------
                                                                  1996        1996      1995      1994
                                                              ------------   -------   -------   -------
                                                                      (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
  Net earnings..............................................   $ 242,278      35,220    57,794    21,863
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................       9,393      18,210    17,324    15,762
     Restructuring costs and asset writedowns...............      13,271      18,256        --        --
     Provision for losses on receivables....................         631         728       196       550
     Deferred income taxes, net of effect of accounting
      change in 1994........................................      (5,001)     (1,890)    7,244    10,512
     (Gain) loss on disposal of businesses, net of tax
      benefit (note 2)......................................    (225,485)      1,746        --        --
     (Gain) loss on property, plant and equipment...........          41        (657)       81         4
     (Gain) loss on disposition of investments and other
      assets................................................          12         (50)       19       286
     Undistributed (earnings) loss of affiliates, net of
      taxes.................................................        (562)       (783)     (860)      249
     Changes in current assets and liabilities, net of
      effects of dispositions:
       Receivables..........................................       6,995        (131)  (10,011)      827
       Inventories..........................................      (3,010)    (14,134)  (12,190)   (6,200)
       Prepaid expenses.....................................      (1,874)     (8,746)     (878)   (1,178)
       Accounts payable.....................................       1,948      (7,063)   10,221    (4,746)
       Accrued expenses and other current liabilities.......       8,597        (878)    8,540    (4,510)
     Deferred revenue.......................................       7,567       1,961     2,762     3,187
     Other, net.............................................      (1,077)     (1,140)      117        17
     Net earnings from discontinued operations..............     (19,040)    (40,424)  (47,156)  (21,038)
                                                               ---------     -------   -------   -------
     Net cash provided by continuing operations.............      34,684         225    33,203    15,585
     Net cash provided by discontinued operations...........      22,838      44,945    72,901    10,245
                                                               ---------     -------   -------   -------
          Net cash provided by operating activities.........      57,522      45,170   106,104    25,830
                                                               ---------     -------   -------   -------
Cash flows from investing activities:
  Proceeds from sale of subsidiary..........................     142,665          --        --     8,462
  Capital expenditures......................................     (33,734)    (35,909)  (26,160)  (19,775)
  Acquisition of investments and other assets...............         (12)       (177)   (1,405)   (1,027)
  Collection of note receivable.............................          --      15,000        --        --
  Proceeds from sale of property, plant and equipment.......          63         741       304       175
  Proceeds from disposition of investments and other
     assets.................................................          23         630        --     7,594
  Other investing...........................................          --          29        --        --
                                                               ---------     -------   -------   -------
  Net cash provided by (used in) investing activities of
     continuing operations..................................     109,005     (19,686)  (27,261)   (4,571)
  Net cash used in investing activities of discontinued
     operations.............................................      (8,945)    (45,763)  (29,144)  (16,146)
                                                               ---------     -------   -------   -------
          Net cash provided by (used in) investing
             activities.....................................     100,060     (65,449)  (56,405)  (20,717)
                                                               ---------     -------   -------   -------
Cash flows from financing activities:
  Principal repayments of long-term debt (note 7)...........     (91,289)    (15,550)   (6,512)  (11,100)
  Dividends (note 9)........................................      (4,124)     (8,161)   (8,622)   (6,010)
  Purchase of common stock..................................          --      (5,491)       --        --
  Proceeds from long-term borrowings........................          --      11,000       151     1,706
  Proceeds from issuance of common stock....................         913       3,661     2,567       944
                                                               ---------     -------   -------   -------
          Net cash used in financing activities.............     (94,500)    (14,541)  (12,416)  (14,460)
                                                               ---------     -------   -------   -------
Net increase (decrease) in cash and cash equivalents........      63,082     (34,820)   37,283    (9,347)
Cash and cash equivalents at beginning of year..............       5,303      40,123     2,840    12,187
                                                               ---------     -------   -------   -------
Cash and cash equivalents at end of year....................   $  68,385       5,303    40,123     2,840
                                                               =========     =======   =======   =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest, net of amounts capitalized...................   $   3,748       9,605     9,566    10,166
                                                               =========     =======   =======   =======
     Income taxes, net......................................   $   4,936      23,603    20,680    15,581
                                                               =========     =======   =======   =======

Material noncash investing and financing activities are disclosed in note 2.

          See accompanying notes to consolidated financial statements.

                                 CHEMFIRST INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 1996 AND JUNE 30, 1996, 1995 AND 1994
              (IN THOUSANDS OF DOLLARS, EXCEPT AMOUNTS PER SHARE)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Organization

     ChemFirst Inc. (the "Company") was incorporated in Mississippi in 1983 under the name, Omnirad, Inc., as a wholly-owned subsidiary of First Mississippi Corporation ("First Mississippi"). In November 1996, in anticipation of the Distribution (as described below), the Company's name was changed from Omnirad, Inc. to ChemFirst Inc.

     Prior to December 23, 1996, the Company's subsidiaries were subsidiaries of First Mississippi and the Company's operations were conducted through subsidiaries of First Mississippi. On December 23, 1996 (the "Distribution Date"), First Mississippi contributed all of its assets and subsidiaries, other than those relating to its fertilizer business, to the Company, which at that time was a wholly-owned subsidiary of First Mississippi and which had engaged in no operating activities during the previous five years. First Mississippi then spun-off the Company in a tax-free distribution of the Company's common stock to First Mississippi shareholders (the "Distribution") on the Distribution Date. The Distribution occurred immediately prior to and in connection with the merger of First Mississippi with a wholly-owned subsidiary of Mississippi Chemical Corporation ("MCC"), pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 27, 1996 (the "Merger"). The Company has operated as a publicly-held entity since the Distribution Date. For financial reporting purposes, this transaction has been accounted for as a disposal of the fertilizer business. Accordingly, the Company's financial statements are the historical financial statements of First Mississippi restated to present the fertilizer business as a discontinued operation. For further information, see note 2.

  Basis of Presentation

     The Company produces specialty chemicals and chemical intermediates for industry and agriculture, and provides engineered products and services to chemical and other industries. Further descriptions of the Company's products and the relative significance of its operations are included in the industry segment information data in note 13.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fiscal Year Change

     As of January 1, 1997, the Company's fiscal year-end was changed from June 30 to December 31. The six-month period July 1, 1996 through December 31, 1996 ("Transition Period") precedes the start of the new fiscal year.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures, partnerships and other equity investments are accounted for by the equity method.

                                 CHEMFIRST INC.

  Recognition of Revenue

     Revenues generally are recorded when title and risk of ownership pass, except for long-term construction type contracts, which are accounted for under the percentage of completion method.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted average methods.

  Depreciation and Amortization

     Depreciation of plant and equipment and depreciable investments is based on cost and the estimated useful lives (or term of lease, if shorter) of the separate units of property. The straight-line and accelerated methods are primarily used in determining the amount of depreciation charged to expense. Goodwill of businesses acquired is amortized generally over 20 years using the straight-line method. Other intangibles are amortized over their estimated useful lives (5-17 years) using the straight-line method.

     Loan costs are amortized over the terms of related loans using the interest method.

  Pension Plans

     Pension cost is determined using the "projected unit credit" actuarial method for financial reporting purposes. The Company's funding policy is to contribute annually at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974.

  Stock Options

     All stock options are nonqualified or incentive options and require no charges against income upon grant or exercise. The tax benefit the Company receives from dispositions that result in ordinary income to option recipients is reflected in stockholders' equity.

  Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

  Investments

     Realized gains and losses on investments are determined on the basis of specific costs and are included in gain (loss) on investments, net.

  Contingencies

     Estimates of loss contingencies, including environmental liability costs for remediation, are charged to expense when it is probable an asset has been impaired or a liability incurred and the amount can be reasonably estimated. If a potentially material loss contingency is reasonably possible, or probable but cannot be estimated, then the nature of the contingency and an estimated range of possible loss, if determinable and material, are disclosed.

  Accounting Changes

     Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was adopted by the Company effective July 1, 1993. It requires the recognition of deferred tax liabilities and assets

                                 CHEMFIRST INC.

for differences between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by the Company effective July 1, 1995. Equity investments are carried at fair value by the Company based on period end market prices as quoted by the appropriate security exchange. Any significant unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The effect of adopting SFAS No. 115 was not material.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," was adopted by the Company effective July 1, 1996. It requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. An estimate of undiscounted future cash flows expected to be generated by the asset(s) is the basis for comparison to the carrying value and recognition of an impairment loss. Measurement of the impairment loss is then based on the fair value of the asset(s), generally determined using valuation techniques such as the present value of expected future cash flows. No material impairment losses have been recognized as a result of the adoption of SFAS No. 121.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company effective July 1, 1996. This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. Companies are given the choice of either recognizing related compensation cost by adopting the new fair value method, or to continue to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," while supplementally disclosing the proforma effect on earnings and earnings per share using the new measurement criteria. The Company elected to continue to follow the requirements of APB No. 25, and accordingly, there is no effect on the results of operations.

  Reclassifications

     The Company has reclassified certain prior years' information to conform with the current period's presentation.

2. DISCONTINUED OPERATIONS

     As discussed in note 1, on December 23, 1996, First Mississippi completed the spin-off of the Company and on December 24, 1996, First Mississippi and its fertilizer operations ("Fertilizer") were merged with a wholly-owned subsidiary of MCC. Prior to the completion of the transaction, First Mississippi borrowed $150,500, which was used to refinance First Mississippi's existing indebtedness and pay certain transaction costs. The $150,500 in debt remained the obligation of First Mississippi, which became a subsidiary of MCC as a result of the Merger. As part of the transaction, for each share of First Mississippi common stock outstanding at the close of trading on December 23, 1996, First Mississippi shareholders received one share of ChemFirst Inc. common stock and approximately one-third share of MCC common stock.

     The total value of the transaction was approximately $313,000, based on the value of the assumed indebtedness of $150,500 and value of the shares of MCC distributed to First Mississippi shareholders of approximately $162,000. These total proceeds, less the net book value of the Fertilizer assets and related transaction costs, resulted in a pretax gain of approximately $222,000 and an after tax gain of approximately $225,000. The gain on disposition of the Fertilizer assets is reflected in gain on disposal of businesses in the December 31, 1996 consolidated statement of operations. The tax benefit from the transaction was for certain tax deductible expenses incurred by the Company. The distribution of MCC shares to First Mississippi

                                 CHEMFIRST INC.

shareholders is reported as a reduction of stockholders' equity in the accompanying December 31, 1996 financial statements.

     On October 20, 1995, First Mississippi distributed to its shareholders its entire ownership of Getchell Gold Corporation ("Getchell"), formerly known as FirstMiss Gold Inc. The June 30, 1996 consolidated balance sheet includes a $31,277 reduction of retained earnings in connection with the distribution of Getchell. Each First Mississippi shareholder received approximately seven-tenths of a common share of Getchell for each share of First Mississippi owned.

     The assets and liabilities of the discontinued operations (primarily Fertilizer and Getchell) have been segregated in the consolidated financial statements. At December 31, 1996, net current assets of Other discontinued operations in the amount of $412 consists of prepaid expenses and other current assets of $2,640, accounts payable of $38 and accrued expenses of $2,190. The following is the composition of those assets and liabilities at June 30, 1996 and 1995:

                                                              JUNE 30, 1996
                                               -------------------------------------------
                                               FERTILIZER    GETCHELL    OTHER      TOTAL
                                               ----------    --------    ------    -------
Receivables..................................   $ 19,319          --         --     19,319
Inventories..................................      6,040          --         --      6,040
Prepaid expenses and other current assets....      5,322          --      2,651      7,973
Deferred revenue.............................       (295)         --         --       (295)
Accounts payable.............................    (20,856)         --        (38)   (20,894)
Accrued expenses and other current
  liabilities................................     (1,840)         --     (3,295)    (5,135)
                                                --------      ------     ------    -------
Net current assets (liabilities) of
  discontinued operations....................   $  7,690          --       (682)     7,008
                                                ========      ======     ======    =======
Noncurrent assets of discontinued
  operations.................................   $ 64,110          --         --     64,110
                                                ========      ======     ======    =======
Long-term liabilities and minority interest
  of discontinued operations.................   $  3,572          --         --      3,572
                                                ========      ======     ======    =======

                                                              JUNE 30, 1995
                                               -------------------------------------------
                                               FERTILIZER    GETCHELL    OTHER      TOTAL
                                               ----------    --------    ------    -------
Receivables..................................   $ 14,808       1,856         --     16,664
Inventories..................................      5,906       9,554         --     15,460
Prepaid expenses and other current assets....      2,756       1,176      1,990      5,922
Deferred revenue.............................       (614)         --         --       (614)
Accounts payable.............................    (10,056)     (6,522)        --    (16,578)
Accrued expenses and other current
  liabilities................................       (720)       (578)      (582)    (1,880)
                                                --------      ------     ------    -------
Net current assets of discontinued
  operations.................................   $ 12,080       5,486      1,408     18,974
                                                ========      ======     ======    =======
Noncurrent assets of discontinued
  operations.................................   $ 24,253      67,689         --     91,942
                                                ========      ======     ======    =======
Long-term liabilities and minority interest
  of discontinued operations.................   $  4,738       9,033         --     13,771
                                                ========      ======     ======    =======

                                 CHEMFIRST INC.

     The statements of operations have been reclassified to separate discontinued and continued operations. Revenues and net earnings (losses) of the discontinued operations for the Transition Period and years ended June 30, 1996, 1995 and 1994 were as follows:

                                                                        JUNE 30,
                                                DECEMBER 31,   ---------------------------
                                                    1996        1996      1995      1994
                                                ------------   -------   -------   -------
Fertilizer
  Sales and revenues..........................    $118,726     217,002   237,152   164,099
                                                  ========     =======   =======   =======
  Income from operations before taxes.........    $ 30,297      65,495    85,714    24,343
  Income tax expense..........................      11,200      24,238    31,719     9,002
  Equity in net earnings (loss) of equity
     investees................................         (57)        250        74       (57)
  Cumulative effect of change in accounting
     principle................................          --          --        --       754
                                                  --------     -------   -------   -------
  Earnings from discontinued operations,
     net......................................    $ 19,040      41,507    54,069    16,038
                                                  ========     =======   =======   =======
Getchell
  Sales and revenues..........................    $     --      17,961    71,617    95,300
                                                  ========     =======   =======   =======
  Income (loss) from operations before
     taxes....................................    $     --      (2,118)  (17,929)    5,599
  Income tax expense (benefit)................          --        (750)   (7,550)      900
  Minority interests..........................          --         285     3,466    (1,049)
  Cumulative effect of change in accounting
     principle................................          --          --        --     1,350
                                                  --------     -------   -------   -------
  Earnings (loss) from discontinued
     operations, net..........................    $     --      (1,083)   (6,913)    5,000
                                                  ========     =======   =======   =======
  Total operating results of discontinued
     operations...............................    $ 19,040      40,424    47,156    21,038
                                                  ========     =======   =======   =======

     A pretax loss of $2,700 was recorded during the year ended June 30, 1996 related to previously discontinued businesses and is included in loss on disposal of businesses, net of applicable income tax benefit of $954, in the consolidated statement of operations. Such loss resulted from revised estimates of environmental remediation costs and settlements of operating costs related to previously discontinued phosphate fertilizer (1982) and oil and gas (1993) businesses.

3. RESTRUCTURING COSTS AND ASSET WRITEDOWNS

     During the Transition Period and fiscal year ending June 30, 1996, the Company recorded charges of $13,271 and $18,256, respectively, related to the disposition of aluminum dross processing, asset writedowns in steel operations and changes in organizational structure.

     On May 21, 1996, the Board of Directors of First Mississippi authorized a plan to close its aluminum dross processing facility at Millwood, West Virginia, which was operated by its wholly owned subsidiary Plasma Processing Corporation, ("PPC"). PPC's operations are included in the Company's Combustion and Thermal Plasma segment. This facility, completed in June 1991, was built to process aluminum dross using patented thermal plasma technology. The decision to close the Millwood facility, which operated at a loss since inception, was based in part on projections that indicated operations were unlikely to be profitable in the near future. The plan assumed the plant would operate for a short period following fiscal 1996 to fulfill contractual obligations, then would cease operations and be held for disposition by sale. As a result of this plan, the Company incurred a pretax charge of $18,256 ($11,706 after tax) during the fourth quarter of fiscal 1996. The charge included write-downs to reduce carrying values to estimated net realizable values (estimated fair values less costs to sell) of $12,271 for property, plant and equipment, $570 for spare parts, $350 for inventory and $5,065 in accruals for other estimated costs to be incurred related to the closure. The majority of

                                 CHEMFIRST INC.

the accrual represented the estimated cost of $3,100 in excess of market value to process inventory to meet contractual obligations and $500 for disposal of marketable inventory. In addition, the accrual included $525 for severance, $200 for contract cancellations and $740 for other estimated costs. Excluding the above charge, operating losses for PPC were approximately $9,000, $8,400 and $5,700 in 1996, 1995 and 1994, respectively. Through December 31, 1996, the Company recorded $3,293 in cash expenditures against its fiscal year 1996 reserve, primarily for inventory processing costs and severance payments.

     On January 14, 1997, the Company sold the aluminum dross processing business for $4,100. The terms included a cash payment in the amount of $2,100, and a note for $2,000. Interest on the note is calculated at prime and is payable quarterly beginning April 1, 1997, with the entire principal balance and any unpaid interest due and payable on January 13, 2002. Based on the terms of the disposition agreement, the Company recorded an additional $2,146 loss in the quarter ended December 31, 1996. The loss included $1,100 related to the sale of assets and $1,046 of additional accruals related to inventory disposal and severance costs.

     Although the Company does not have a formal plan or timetable for disposal, it is seeking a buyer for its steel melting and production facility operated by FirstMiss Steel, Inc. Initial expressions of interest in early 1996 indicated that the Company would realize approximately the net book value of these assets, however the Company was unable to reach a final agreement with any of the prospective buyers. During the quarter ended December 31, 1996, the Company reduced the carrying amount of its steel assets by $10,125 based on indications of interest received in late December. The Company is continuing its efforts to sell its steel assets, but is uncertain as to whether a sale can be completed on terms acceptable to the Company.

     Other charges during the quarter ended December 31, 1996 included $1,000 in corporate expenses related to the change in organization (note 1).

4. INVESTMENTS

     Investments in affiliated companies accounted for by the equity method were $14,471, $13,547 and $12,257, respectively, at December 31, 1996, and June 30,
1996 and 1995. Equity earnings (losses), net of taxes, were $562, $783, $860 and $(249), respectively, for the Transition Period and the three years ended June 30, 1996.

     The following is a summary of financial information related to affiliated companies:

                                                                           JUNE 30,
                                                       DECEMBER 31,    ----------------
                                                           1996         1996      1995
                                                       ------------    ------    ------
Current assets.......................................    $30,021       27,184    21,575
Noncurrent assets....................................     44,156       45,396    40,429
Current liabilities..................................      7,491        9,045     8,559
Noncurrent liabilities...............................     18,131       17,897    11,854
                                                         -------       ------    ------
Net equity...........................................    $48,555       45,638    41,591
                                                         =======       ======    ======

     The Company has a 50% ownership interest in Power Sources, Inc. which burns wood waste to create steam for industrial users. The Company also has a 23.4% interest in Melamine Chemicals, Inc. ("MCI"). The MCI investment has a quoted market value of approximately $10,519 at December 31, 1996, with a carrying amount of $8,623. Market values were $11,634 and $11,475, with respective carrying amounts of $8,153 and $7,508, at June 30, 1996 and 1995.

     At the date of the Getchell spinoff, the Company received a promissory note in the amount of $52,507 from Getchell in settlement of all prior cash advances. The note bears interest at a rate based on the London Interbank Offered Rate (6.2% at December 31, 1996). Interest and principal are due in September, 2000. Subsequent to the spinoff date, the note principal amount was reduced by a cash repayment of $15,000 and an

                                 CHEMFIRST INC.

offset of $13,939 representing settlement of tax attributes utilized by the Company during the time Getchell was included in the Company's consolidated income tax returns. The aggregate unpaid principal amount of the note, including accrued interest, of $25,446 at December 31, 1996 and $24,733 at June 30, 1996 is included in other investments.

5. INTANGIBLE AND OTHER ASSETS

     The major classes of intangible and other assets are summarized below:

                                                                           JUNE 30,
                                                       DECEMBER 31,    ----------------
                                                           1996         1996      1995
                                                       ------------    ------    ------
Goodwill.............................................    $16,868       16,868    16,868
Other................................................     10,001       10,134     9,873
                                                         -------       ------    ------
                                                          26,869       27,002    26,741
Less accumulated amortization........................     16,553       15,598    13,345
                                                         -------       ------    ------
                                                         $10,316       11,404    13,396
                                                         =======       ======    ======

     The net carrying amount of goodwill at December 31, 1996 was $9,231, and at June 30, 1996 and 1995 was $9,778 and $10,872, respectively, and is all related to the chemical segment. Amortization expense related to the above amounted to $954 for the Transition Period, and $1,959, $2,415 and $2,640 for the three years ended June 30, 1996, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                 JUNE 30,
                                                ESTIMATED     DECEMBER 31,   -----------------
                                               USEFUL LIVES       1996        1996      1995
                                               ------------   ------------   -------   -------
Assets owned, at cost:
  Land and land improvements.................   10-20           $  8,561       6,200     4,794
  Buildings..................................   20-45             20,819      11,768     6,648
  Plant facilities and equipment.............    5-15            168,643     152,935   134,324
  Other facilities and equipment.............    5-12             69,468      80,461    72,031
  Construction in progress...................                     16,453      10,653     6,940
                                                                --------     -------   -------
          Total assets owned.................                    283,944     262,017   224,737
                                                                --------     -------   -------
Assets leased, at cost:
  Land improvements..........................   10-20                509         509       509
  Buildings..................................     10                 216         216       216
  Other facilities and equipment.............     20               8,958       8,958     8,958
                                                                --------     -------   -------
          Total capital leases...............                      9,683       9,683     9,683
                                                                --------     -------   -------
          Total property, plant and
            equipment........................                    293,627     271,700   234,420
Less accumulated depreciation and
  amortization...............................                    140,545     132,053   103,964
                                                                --------     -------   -------
          Net property, plant and
            equipment........................                   $153,082     139,647   130,456
                                                                ========     =======   =======

     Depreciation and amortization expense related to the above, for the Transition Period was $8,439, and was $16,251, $14,909 and $13,122 for the years ended June 30, 1996, 1995 and 1994, respectively.

                                 CHEMFIRST INC.

     Interest capitalized amounted to $886 for the Transition Period and $186, $135 and $396 for the three years ended June 30, 1996, respectively.

7. LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                           JUNE 30,
                                                       DECEMBER 31,    ----------------
                                                           1996         1996      1995
                                                       ------------    ------    ------
Unsecured:
  9.42% senior notes payable to institutional
     investors.......................................     $   --       79,714    93,000
  Notes payable under revolving credit facility, due
     February 1998...................................         --       11,000        --
  Other notes........................................        753        1,100     3,078
Secured:
  Capital lease obligations, with interest rates at
     4.0%, due in monthly installments through May
     2000............................................      2,084        2,360     2,703
  Other notes........................................        258          269       689
                                                          ------       ------    ------
                                                           3,095       94,443    99,470
Less current installments of long-term debt..........        973       14,534    15,076
                                                          ------       ------    ------
          Long-term debt, excluding current
            installments.............................     $2,122       79,909    84,394
                                                          ======       ======    ======

     Under loan agreements in effect at December 31, 1996, there were no compensating balance requirements. The above obligations mature in various amounts through 2000, including approximately, $973 in 1997, $868 in 1998, $864 in 1999 and $390 in 2000.

     At the close of the Merger with MCC described in notes 1 and 2, the debt of First Mississippi was refinanced and increased to an amount of $150,500. This debt was assumed by MCC as part of the merger transaction. Proceeds from the refinancing were used to prepay the 9.42% senior notes of $79,714 and make-whole penalties of $6,613. In addition, existing credit facility borrowings of $5,000 were repaid.

     The Company has a $65,000 bank revolving credit facility which is committed until February 1998. At December 31, 1996, there were no outstanding loans under the facility. Outstanding letters of credit under the facility were $9,600, leaving $55,400 available for borrowings. Interest rates are based on either the London Interbank Offered Rate or the prime rate. A commitment fee ranging from
 .225 to .375 of 1% per annum is charged on the daily average unused commitment under the facility. Commitment fees for the Transition Period were $53, and for the years ended June 30, 1996, 1995 and 1994 totaled $183, $216 and $189, respectively. The revolving credit agreement contains various restrictions related to working capital, funded debt, net worth, fixed charges coverage, distributions, repurchases of stock and dispositions of assets. At December 31, 1996, the Company was in compliance with these covenants.

     The Company also has access to an uncommitted facility for the issuance of foreign currency letters of credit. The total of outstanding letters of credit at December 31, 1996 was $3,200. The possibility of default, which would cause these letters of credit to become due, is remote and, if this occurred such payments would be made from available cash or borrowings under the revolving credit facility.

     Total interest costs incurred for the Transition Period were $4,098, and for the years ended June 30, 1996, 1995 and 1994 were $9,428, $9,690 and $10,442, respectively.

                                 CHEMFIRST INC.

8. INCOME TAXES

     The cumulative effect of the change in accounting for income taxes of continuing operations described in note 1 resulted in a benefit of $2,096, which was reported as a cumulative effect of a change in accounting principle in the June 30, 1994 consolidated financial statements.

     Total income tax expense (benefit) for the Transition Period and years ended June 30, 1996, 1995 and 1994 was allocated as follows:

                                                                  YEARS ENDED JUNE 30,
                                          SIX MONTHS ENDED     --------------------------
                                          DECEMBER 31, 1996     1996      1995      1994
                                          -----------------    ------    ------    ------
Continuing operations...................       $  (975)          (688)    8,706     2,248
Discontinued operations.................        11,200         22,534    24,169     9,902
Fertilizer disposition..................        (2,975)            --        --        --
Stockholders' equity, for compensation
  expense for tax purposes in excess of
  amounts recognized for financial
  reporting purposes....................        (1,438)        (2,820)     (806)      (42)
                                               -------         ------    ------    ------
                                               $ 5,812         19,026    32,069    12,108
                                               =======         ======    ======    ======

     Income tax expense (benefit) differs from the statutory Federal rate of 35% applied to earnings (loss) from continuing operations before income taxes (benefit), investee earnings (loss) and the cumulative effect of change in accounting principle for the Transition Period and the three years ended June 30, 1996, as follows:

                                                                   YEARS ENDED JUNE 30,
                                            SIX MONTHS ENDED     ------------------------
                                            DECEMBER 31, 1996     1996     1995     1994
                                            -----------------    ------    -----    -----
Computed "expected" tax expense
  (benefit)...............................       $(1,325)        (1,725)   6,469      429
State income taxes, net of Federal income
  tax benefit.............................           (75)         1,224    1,068      536
Amortization of goodwill..................           131            411      392      423
Exempt earnings of Foreign Sales
  Corporation.............................           (47)          (212)    (260)    (128)
Increase in net cash surrender value of
  life insurance..........................          (156)          (324)    (254)    (232)
Tax provision adjustments for pending
  Internal Revenue Service matters........            --            150    1,275       --
Adjustment to deferred tax assets and
  liabilities for enacted change in tax
  law and rates...........................            --             --       --      370
Other, net................................           497           (212)      16      850
                                                 -------         ------    -----    -----
     Actual tax expense
       (benefit) -- continuing
       operations.........................       $  (975)          (688)   8,706    2,248
                                                 =======         ======    =====    =====

                                 CHEMFIRST INC.

     Components of income tax expense (benefit) are as follows:

                                                                  YEARS ENDED JUNE 30,
                                           SIX MONTHS ENDED     -------------------------
                                           DECEMBER 31, 1996     1996     1995      1994
                                           -----------------    ------    -----    ------
Current:
  Federal................................       $ 3,171            557     (334)   (9,088)
  State..................................           833          1,003    1,686     1,029
  Foreign................................            22           (358)     110      (205)
                                                -------         ------    -----    ------
                                                  4,026          1,202    1,462    (8,264)
                                                -------         ------    -----    ------
Deferred:
  Federal................................        (4,031)        (2,771)   7,305    10,717
  State..................................          (948)           881      (43)     (205)
  Foreign................................           (22)            --      (18)       --
                                                -------         ------    -----    ------
                                                 (5,001)        (1,890)   7,244    10,512
                                                -------         ------    -----    ------
Total:
  Federal................................          (860)        (2,214)   6,971     1,628
  State..................................          (115)         1,884    1,643       825
  Foreign................................            --           (358)      92      (205)
                                                -------         ------    -----    ------
                                                $  (975)          (688)   8,706     2,248
                                                =======         ======    =====    ======

     The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations for the Transition Period and years ended June 30, 1996, 1995 and 1994 are as follows:

                                                                  YEARS ENDED JUNE 30,
                                           SIX MONTHS ENDED     -------------------------
                                           DECEMBER 31, 1996     1996     1995      1994
                                           -----------------    ------    -----    ------
Deferred tax expense (benefit) from
  changes in temporary differences and
  the valuation allowance................       $(5,001)        (1,890)   7,244    10,142
Adjustment to deferred tax assets and
  liabilities for enacted change in tax
  law and rates..........................            --             --       --       370
                                                -------         ------    -----    ------
                                                $(5,001)        (1,890)   7,244    10,512
                                                =======         ======    =====    ======

                                 CHEMFIRST INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 31, 1996 and June 30, 1996 and 1995 are as follows:

                                                                             JUNE 30,
                                                     SIX MONTHS ENDED    -----------------
                                                     DECEMBER 31, 1996    1996      1995
                                                     -----------------   -------   -------
Deferred tax assets:
  Accounts receivable, principally due to allowance
     for doubtful accounts.........................      $    288            229        24
  Deferred compensation............................         3,275          3,116     2,732
  Incentive compensation accrual...................           748            667       882
  Inventory costs..................................         1,502          1,121       617
  State net operating loss carryforward............         2,700          2,687     1,364
  Alternative minimum tax credit carryforward......            --             --     5,383
  Accrued vacation costs...........................           688            611       542
  Accrued pension costs............................         2,123            824       697
  Other, net.......................................         3,639          4,020     3,845
                                                         --------        -------   -------
          Total gross deferred tax assets..........        14,963         13,275    16,086
  Less: valuation allowance........................        (2,592)        (2,579)   (1,262)
                                                         --------        -------   -------
          Net deferred tax assets..................        12,371         10,696    14,824
                                                         --------        -------   -------
Deferred tax liabilities:
  Plant and equipment, principally due to
     differences in depreciation...................        (9,169)        (9,290)  (16,477)
  Investment in affiliated companies, principally
     due to undistributed earnings.................       (10,160)       (12,946)  (12,946)
  State income taxes...............................        (1,548)        (1,967)     (798)
                                                         --------        -------   -------
          Total gross deferred tax liabilities.....       (20,877)       (24,203)  (30,221)
                                                         --------        -------   -------
          Net deferred tax liability...............      $ (8,506)       (13,507)  (15,397)
                                                         ========        =======   =======

     The net deferred tax liability at December 31, 1996, June 30, 1996 and 1995, consists of a long-term deferred tax liability of $13,464, $15,510 and $18,639, respectively, and a current deferred tax asset of $4,958, $2,003 and $3,242, respectively. The current deferred tax asset is included in prepaid expenses and other current assets in the consolidated balance sheets.

     The net change in the valuation allowance was an increase of $13 and $1,317 and a decrease of $1,812 for the Transition Period and the years ended June 30, 1996 and 1995, respectively. The valuation allowance is related to certain state net operating losses, which the Company believes are less than likely to be recognized. The decrease in the valuation allowance for the year ended June 30, 1995 is attributable to a reduction in available state operating loss carryforwards for states where the Company is no longer required to file state income tax returns. Subsequently recognized tax benefits relating to the allowance for deferred tax assets will be reported in the consolidated statement of operations.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, recoverable taxes paid, projected taxable income and tax planning strategies in making this assessment. Based on the reversal of existing deferred tax liabilities and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not

                                 CHEMFIRST INC.

the Company will realize the benefit of these deductible differences, net of the existing valuation allowance at December 31, 1996.

     Refundable income taxes of $788, $6,020 and $3,236, at December 31, 1996 and June 30, 1996 and 1995, respectively, are included in other current receivables in the accompanying consolidated financial statements.

     As a result of the Merger, the Company assumed liability for the prior tax returns of First Mississippi. The federal income tax returns have been examined through June 30, 1994, and all years prior to June 30, 1989 are closed. Issues relating to the years ended June 30, 1989 through June 30, 1994 are being contested through various stages of administrative appeal. In addition, First Mississippi has various state income tax returns in the process of examination or administrative appeal. Management believes that adequate provision has been made for any adjustments which might be assessed for open years through December 31, 1996.

     Prior to the Getchell spinoff, First Mississippi filed a consolidated federal income tax return which included Getchell. In accordance with a Tax Sharing Agreement dated October 1, 1987 between First Mississippi and Getchell, Getchell recomputed its income tax provision each year on a separate return basis and paid to First Mississippi amounts approximating the federal income taxes Getchell would have paid if Getchell filed an independent consolidated return. The Tax Sharing Agreement also applied to certain state and franchise tax returns which the Company filed on a combined or consolidated basis. Based on the June 30, 1995 income tax returns, Getchell had approximately $19,472 of unused tax assets which First Mississippi was required to reimburse under the terms of the Tax Sharing Agreement. Prior to the distribution of Getchell shares to First Mississippi shareholders, a negotiated settlement of $13,939 was made in cancellation of the Tax Sharing Agreement.

9. EMPLOYEE BENEFIT AND INCENTIVE PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time permanent employees. The benefits are based on years of service and participants' compensation during the last five years of employment.

     Net annual pension expense for this plan for the Transition Period and years ended June 30, 1996, 1995 and 1994 included the following components:

                                               SIX MONTHS
                                                 ENDED           YEARS ENDED JUNE 30,
                                              DECEMBER 31,    --------------------------
                                                  1996         1996      1995      1994
                                              ------------    ------    ------    ------
Service cost................................    $ 1,262        2,055     1,987     1,876
Interest cost...............................      1,040        1,807     1,697     1,503
Actual return on plan assets................     (2,635)      (3,317)   (4,478)     (481)
Net amortization and deferral...............      1,280          854     2,358    (1,697)
                                                -------       ------    ------    ------
Net annual pension expense..................    $   947        1,399     1,564     1,201
                                                =======       ======    ======    ======

     The assumptions used in calculating the expense for the Transition Period and the years ended June 30, 1996, 1995 and 1994 included a discount rate of 7.75%, a rate of increase in compensation levels of 4%, 4%, 4% and 4.5%, respectively, and a 9% expected long-term rate of return on assets. Net annual pension expense included above and allocated to discontinued operations was $49 for the Transition Period and $189, $412 and $409 for the years ended June 30, 1996, 1995 and 1994, respectively. Plan assets are invested primarily in equity securities and U. S. Government and corporate bonds.

                                 CHEMFIRST INC.

     The following table sets forth the funded status of the plan at December 31, 1996 and June 30, 1996 and 1995:

                                                                           JUNE 30,
                                                       DECEMBER 31,    ----------------
                                                           1996         1996      1995
                                                       ------------    ------    ------
Actuarial present value of benefit obligations:
  Vested benefit obligations.........................    $18,806       19,300    15,974
                                                         =======       ======    ======
  Accumulated benefit obligations....................    $20,101       22,401    18,453
                                                         =======       ======    ======
Projected benefit obligation.........................    $27,035       30,838    25,048
Plan assets at fair value............................     29,619       27,947    25,257
                                                         -------       ------    ------
Plan assets in excess of (less than) projected
  benefit obligation.................................      2,584       (2,891)      209
Unrecognized net gain from past experience...........     (7,356)        (730)   (3,030)
Unrecognized prior service cost......................      1,128        1,077     1,159
Unrecognized transition credit, net..................     (2,482)      (2,634)   (2,947)
                                                         -------       ------    ------
          Pension liability..........................    $(6,126)      (5,178)   (4,609)
                                                         =======       ======    ======

     The Company also has a nonqualified supplemental pension plan. This plan provides for incremental pension payments from the Company's funds to restore those pension benefits earned, but reduced due to income tax regulations. The total accrual relating to this unfunded plan at December 31, 1996 was $1,305 and at June 30, 1996 and 1995 was $1,177 and $933, respectively. Net annual pension expense for this plan was $128 for the Transition Period and $245, $187 and $82 for the years ended June 30, 1996, 1995 and 1994, respectively; including expenses allocated to discontinued operations of $38 for the Transition Period and $82, $38 and $0 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company has a contributory 401(k) savings plan and an employee stock ownership plan, both of which cover substantially all eligible employees who have completed six months of service. Total expense under the plans amounted to approximately $727 for the Transition Period and $1,468, $1,301 and $1,106 for the years ended June 30, 1996, 1995 and 1994, respectively. These plans and the pension plan invest in the Company's stock. The approximate total number of shares held by the plans at December 31, 1996 was 377,000, and June 30, 1996 and 1995, was 357,000 and 337,000, respectively.

     The Company has deferred compensation plans covering directors, officers and key employees. Individual life insurance contracts were purchased, with the Company as beneficiary, to assist in the funding of portions of these plans. The expense for these plans was $459 during the Transition Period, and $609, $536 and $1,876 for the years ended June 30, 1996, 1995 and 1994, respectively.

                                 CHEMFIRST INC.

     Directors, officers and certain key employees of the Company participate in the long-term incentive plans (the "Plans") under which the Company has reserved shares of common stock for issuance. Awards under the Plans include stock options, options to purchase debentures convertible into preferred stock and then convertible into common stock of the Company, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as the Board of Directors may direct. Options under all plans are granted at the market price of the shares on the date of the grants, with vesting occurring no earlier than six months after grant and expiring no later than ten years after grant. At December 31, 1996 options available for grant totaled 634,300 shares of common stock. Additional information follows:

                                                      STOCK OPTIONS              DEBENTURE OPTIONS
                                                -------------------------    -------------------------
                                                               AVERAGE                      AVERAGE
                                                 NUMBER      OPTION PRICE     NUMBER      OPTION PRICE
                                                OF SHARES     PER SHARE      OF SHARES     PER SHARE
                                                ---------    ------------    ---------    ------------
Balance, June 30, 1993........................   163,750        $10.86        863,000        $12.49
  Options granted.............................   113,000          9.41             --            --
  Options exercised...........................   (39,350)         9.90       (177,800)        12.71
  Options forfeited...........................   (45,800)        12.98        (58,000)        13.73
                                                --------        ------       --------        ------
Balance, June 30, 1994........................   191,600          9.69        627,200         12.31
  Options granted.............................    63,600         15.06          1,000         21.31
  Options exercised...........................  (102,400)         9.77       (172,200)        12.04
                                                --------        ------       --------        ------
Balance June 30, 1995.........................   152,800         11.87        456,000         12.43
  Options granted before spinoff..............    93,600         32.81             --            --
  Options exercised before spinoff............  (123,400)        11.47       (247,200)        10.80
  Option conversion adjustment -- Getchell*...    75,034            --        127,368            --
  Options granted after spinoff...............   123,200         23.21             --            --
  Options exercised after spinoff.............      (483)         9.36             --            --
  Options forfeited...........................      (550)        23.13             --            --
                                                --------        ------       --------        ------
Balance, June 30, 1996........................   320,201         19.71        336,168          8.92
  Options granted before spinoff..............   223,850         24.02             --            --
  Options exercised before spinoff............   (41,704)        19.42        (10,143)        10.12
  Options forfeited...........................   (17,301)        22.41             --            --
  Option conversion adjustment -- MCC*........   121,277            --         81,525            --
                                                --------        ------       --------        ------
Balance, December 31, 1996....................   606,323        $17.30        407,550        $ 7.11
                                                ========        ======       ========        ======
Exercisable, December 31, 1996................   606,323                      407,550
                                                ========                     ========

---------------

* The number of shares of common stock underlying outstanding debentures, debenture options and nonqualifying stock options, as well as stock option prices, were adjusted to reflect the distribution values (note 2) of the MCC and Getchell shares. These adjustments, which increased the number of shares underlying the outstanding awards and reduced the exercise prices by factors of 1.25 and 1.61, respectively, are reflected in the total number of shares and ending average option prices at December 31, 1996 and June 30, 1996.

     In accordance with SFAS No. 123, the following additional disclosures are required related to options granted during the eighteen-month period ended December 31, 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made during the Transition Period and the year ended June 30, 1996, respectively: dividend yields of 2.1 and 2.3 percent; expected volatility of 25 percent for both periods, risk-free interest rates of 6.9 and
6.7 percent, and expected option lives of 4 years for both periods presented.

                                 CHEMFIRST INC.

     A summary of the status of the Company's stock option plan at December 31, 1996 and June 30, 1996 and changes during the six months and fiscal year ended on those dates is presented below:

                                               SIX MONTHS ENDED              YEAR ENDED
                                              DECEMBER 31, 1996            JUNE 30, 1996
                                           ------------------------   ------------------------
                                                       WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                    AVERAGE
              STOCK OPTIONS                SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
              -------------                -------   --------------   -------   --------------
Outstanding at beginning of period.......  272,548       $21.64            --           --
Granted..................................  223,850       $24.02       216,000       $27.36
Spinoff conversion adjustments...........  110,627           --        57,098           --
Exercised................................  (37,437)      $20.56            --           --
Forfeited................................  (16,501)      $22.25          (550)      $23.13
                                           -------       ------       -------       ------
Outstanding at end of period.............  553,087       $18.33       272,548       $21.64
                                           =======       ======       =======       ======
Options exercisable at end of period.....  285,648                    269,348
                                           =======                    =======
Weighted-average fair value of options
  granted during the period..............                $ 4.93                     $ 4.29
                                                         ======                     ======

     The following table summarizes information about fixed stock options for the eighteen-month period ended December 31, 1996:

                                OPTIONS OUTSTANDING
                  -----------------------------------------------       OPTIONS EXERCISABLE
                    NUMBER         WEIGHTED-                        ----------------------------
                  OUTSTANDING       AVERAGE          WEIGHTED-        NUMBER        WEIGHTED-
   RANGE OF           AT           REMAINING          AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICES    12/31/96     CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$16.30 - $23.90     553,087        9.2 years           $18.33         285,648         $17.48

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          SIX MONTHS ENDED      YEAR ENDED
                                                          DECEMBER 31, 1996    JUNE 30, 1996
                                                          -----------------    -------------
Net income...............................  As reported        $242,278            $35,220
                                           Pro forma          $241,448            $34,346
Earnings per common share................  As reported        $  11.57            $  1.68
                                           Pro forma          $  11.53            $  1.64

10. STOCKHOLDERS' EQUITY

     Earnings per share calculations are based on the weighted average number of common shares and common share equivalents outstanding during each period, 20,933,963 for the six months ended December 31, 1996, 20,980,439, 20,632,383 and 20,126,093 for the years ended June 30, 1996, 1995 and 1994, respectively.

     In connection with the Shareholder Rights Plan adopted by the Company on October 30, 1996, preferred stock purchase rights were distributed to stockholders and are deemed to be attached to the outstanding shares of common stock of the Company. Under certain conditions, each right may be exercised to purchase one one-hundredth (1/100) of a share of a new series of preferred stock, at an exercise price of $100 (subject to adjustment). The rights, which do not have voting rights, expire in 2006 and may be redeemed by the

                                 CHEMFIRST INC.

Company at a price of $0.01 per right prior to a specified period of time after the occurrence of certain events. In certain events, each right (except certain rights beneficially owned by 10% or more owners, which rights are voided) will entitle its holder to purchase shares of common stock with a value of twice the then current exercise price.

     The Company elected to accelerate dividend payments beginning in fiscal year 1995. As a result, five dividend payments were made versus the usual four during 1995.

11. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has entered into various capital and operating leases for transportation equipment (primarily railroad tank cars), chemical pipelines and storage facilities, office buildings and land and other miscellaneous items of equipment.

     The following is a schedule by years of future minimum rental payments for all capital leases and those operating leases with initial or remaining noncancelable terms in excess of one year, as of December 31, 1996:

 YEAR ENDED                                         OPERATING    CAPITAL
DECEMBER 31,                                          LEASES      LEASES
------------                                        ---------    -------
   1997...........................................   $1,450         641
   1998...........................................    1,199         641
   1999...........................................      801         641
   2000...........................................      641         310
   2001...........................................      586          --
   Later years....................................      270          --
                                                     ------      ------
   Total minimum payments required................   $4,947       2,233
                                                     ======
   Less imputed interest..........................                  151
                                                                 ------
                                                                 $2,082
                                                                 ======

     Provisions applicable to certain transportation equipment leases provide for mileage credits computed on the basis of usage. No recognition has been given to the effect of such credits in the amounts presented above.

     Rental expense, including short-term rentals (net of mileage credits and short-term subleases of approximately $164 for the Transition Period, and $249, $255 and $202 for the years ended June 30, 1996, 1995 and 1994, respectively), was approximately $1,764 for the Transition Period and $4,092, $4,181 and $3,575 for the years ended June 30, 1996, 1995 and 1994, respectively. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company accrues for anticipated costs associated with investigatory and remediation efforts relating to the environment. At December 31, 1996 the Company's estimated liability for these matters totaled $1,575.

     The Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the accompanying consolidated financial statements.

                                 CHEMFIRST INC.

12. INTEREST AND OTHER INCOME

     Interest and other income, net, items are as follows:

                                                  SIX MONTHS
                                                    ENDED         YEARS ENDED JUNE 30,
                                                 DECEMBER 31,    -----------------------
                                                     1996        1996     1995     1994
                                                 ------------    -----    -----    -----
Interest income................................     $  979       4,622    4,211    1,870
Royalty, license, rental and fee income........      2,620         555      223    1,084
Gain (loss) on disposition of noncurrent
  assets.......................................        (41)        708      242     (292)
Other..........................................        690         272    1,444      602
                                                    ------       -----    -----    -----
                                                    $4,248       6,157    6,120    3,264
                                                    ======       =====    =====    =====

13. INDUSTRY SEGMENT INFORMATION

     The Company operates principally in the following industry segments:
Chemicals, Combustion and Thermal Plasma, and Steel. The classification Chemicals includes the operations of First Chemical Corporation, EKC Technology, Inc. and Quality Chemicals, Inc. The classification Combustion and Thermal Plasma includes the operations of Callidus Technologies, Inc., Plasma Energy Corporation and Plasma Processing Corporation. The classification Steel includes the operations of FirstMiss Steel, which prior to the Merger was included in the segment Combustion and Thermal Plasma. Operations in the chemicals segment include production and sale of specialty chemicals and organic chemical intermediates, and research and development for new products and production processes for specialty chemicals. The combustion and thermal plasma segment develops and markets combustion and thermal plasma equipment for manufacturing and environmental applications. Steel produces steel ingots and billets from melted scrap.

     The chemicals segment had unaffiliated major customer sales of $32,998 during the Transition Period and $61,773, $68,066 and $42,512 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The following is a breakdown by industry segment of the Company's consolidated financial statements at December 31, 1996 and during the Transition Period and at June 30, 1996, 1995 and 1994 and for each of the years then ended:

                                                                     JUNE 30,
                                           DECEMBER 31,    -----------------------------
                                               1996         1996       1995       1994
                                           ------------    -------    -------    -------
Sales to unaffiliated customers:
  Chemicals..............................    $123,258      227,837    209,472    161,045
  Combustion and Thermal Plasma..........      31,694       65,624     56,347     33,779
  Steel..................................      33,481       77,086     65,902     54,267
Transfers between business segments:
  Combustion and Thermal Plasma..........          --          812         --         --
  Intercompany eliminations..............          --         (812)        --         --
                                             --------      -------    -------    -------
          Total..........................    $188,433      370,547    331,721    249,091
                                             ========      =======    =======    =======

                                 CHEMFIRST INC.

                                                                     JUNE 30,
                                           DECEMBER 31,    -----------------------------
                                               1996         1996       1995       1994
                                           ------------    -------    -------    -------
Operating profit (loss) before income
  taxes, investee earnings (loss) and
  cumulative effect of change in
  accounting principle:
  Chemicals..............................    $ 20,845       44,058     40,019     30,295
  Combustion and Thermal Plasma..........      (3,797)     (30,944)    (6,230)    (9,393)
  Steel..................................     (10,919)       1,332         27     (3,370)
                                             --------      -------    -------    -------
                                                6,129       14,446     33,816     17,532
Unallocated corporate expenses...........      (7,902)     (15,015)   (10,661)    (8,435)
Interest expense, net....................      (2,234)      (4,620)    (5,346)    (8,176)
Other income, net........................         223          260        675        305
                                             --------      -------    -------    -------
          Total..........................    $ (3,784)      (4,929)    18,484      1,226
                                             ========      =======    =======    =======
Depreciation and amortization:
  Chemicals..............................    $  7,364       12,888     11,577     10,723
  Combustion and Thermal Plasma..........         461        2,522      2,726      2,193
  Steel..................................       1,042        2,239      2,421      2,201
  Corporate..............................         526          561        600        645
                                             --------      -------    -------    -------
          Total..........................    $  9,393       18,210     17,324     15,762
                                             ========      =======    =======    =======
Identifiable assets:
  Chemicals..............................    $208,181      178,381    150,199    132,739
  Combustion and Thermal Plasma..........      37,708       41,242     40,993     33,591
  Steel..................................      55,194       63,481     63,733     52,452
                                             --------      -------    -------    -------
                                              301,083      283,104    254,925    218,782
Corporate assets and investments.........     121,595       59,413     67,486     31,251
Discontinued operations..................         412       71,118    110,916    107,812
                                             --------      -------    -------    -------
          Total..........................    $423,090      413,635    433,327    357,845
                                             ========      =======    =======    =======
Capital expenditures:
  Chemicals..............................    $ 31,824       30,032     19,460     11,735
  Combustion and Thermal Plasma..........         729        2,871      3,258      5,263
  Steel..................................       1,117        2,546      3,126      2,094
  Corporate..............................          64          460        316        683
                                             --------      -------    -------    -------
          Total..........................    $ 33,734       35,909     26,160     19,775
                                             ========      =======    =======    =======
Export sales to unaffiliated customers:
  North, Central and South America.......    $  5,599        7,529      5,182      5,059
  Europe and Asia........................      21,503       45,748     36,828     20,027
  Africa and Australia...................          77          837        189      1,251
                                             --------      -------    -------    -------
          Total..........................    $ 27,179       54,114     42,199     26,337
                                             ========      =======    =======    =======

     Total segment research and development expenses during the Transition Period were $2,371, and $6,278, $7,227 and $5,401 for the years ended June 30, 1996, 1995 and 1994, respectively. Certain corporate expenses, primarily those related to the overall management of the Company, were not allocated to the operating segments.

                                 CHEMFIRST INC.

     Identifiable assets by industry segment are those assets used in the Company's operations in each industry and include investments in joint ventures. Corporate assets and investments are principally cash and cash equivalents, nontrade receivables and certain other investments.

     The Company's trade receivables are primarily concentrated with the chemicals segment. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on trade receivables. The Company believes that consolidated trade receivables are well diversified, thereby reducing potential credit risk, and that adequate allowances are maintained for any uncollectible trade receivables.

     The Company has revenue-producing operations in foreign countries. These operations and related foreign currency translation adjustments are not material.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data follows:

                                                               QUARTERS ENDED         SIX MONTHS ENDED
                                                         --------------------------     DECEMBER 31,
                                                         SEPTEMBER 30   DECEMBER 31         1996
                                                         ------------   -----------   ----------------
1996:
  Sales................................................    $95,433         93,000         188,433
                                                           =======        =======         =======
  Gross profit.........................................    $22,892         20,360          43,252
                                                           =======        =======         =======
  Net earnings (loss) from continuing operations.......    $ 4,090         (6,337)         (2,247)
                                                           =======        =======         =======
  Net earnings.........................................    $12,789        229,489         242,278
                                                           =======        =======         =======
  Earnings (loss) per share:
     Continuing operations.............................    $   .20           (.30)           (.11)
                                                           =======        =======         =======
     Net earnings......................................    $   .61          10.94           11.57
                                                           =======        =======         =======

                                                             QUARTERS ENDED
                                             -----------------------------------------------   YEAR ENDED
                                             SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30    JUNE 30
                                             ------------   -----------   --------   -------   ----------
1996:
  Sales....................................    $88,746        86,594       97,137     98,070    370,547
                                               =======        ======       ======    =======    =======
  Gross profit.............................    $20,394        20,428       20,425     20,623     81,870
                                               =======        ======       ======    =======    =======
  Net earnings (loss) from continuing
     operations............................    $ 1,886         2,850        2,384    (10,578)    (3,458)
                                               =======        ======       ======    =======    =======
  Net earnings (loss)......................    $12,480        15,158       11,618     (4,036)    35,220
                                               =======        ======       ======    =======    =======
  Earnings (loss) per share:
     Continuing operations.................    $   .09           .14          .11       (.51)      (.16)
                                               =======        ======       ======    =======    =======
     Net earnings (loss)...................    $   .59           .72          .56       (.19)      1.68
                                               =======        ======       ======    =======    =======
1995:
  Sales....................................    $76,402        77,660       84,884     92,775    331,721
                                               =======        ======       ======    =======    =======
  Gross profit.............................    $18,793        18,186       19,089     21,289     77,357
                                               =======        ======       ======    =======    =======
  Net earnings from continuing
     operations............................    $ 3,117         2,733        3,029      1,759     10,638
                                               =======        ======       ======    =======    =======
  Net earnings.............................    $15,023        12,942       19,654     10,175     57,794
                                               =======        ======       ======    =======    =======
  Earnings per share:
     Continuing operations.................    $   .15           .13          .15        .09        .52
                                               =======        ======       ======    =======    =======
     Net earnings..........................    $   .74           .63          .95        .49       2.80
                                               =======        ======       ======    =======    =======

                                 CHEMFIRST INC.

     The above quarterly earnings per share calculations are based on the weighted average shares outstanding during each quarter whereas the annual earnings per share calculations are based on the weighted average shares outstanding during the year.

     Net earnings increased in the quarter ended December 31, 1996 due to the gain on the disposal of fertilizer operations (note 2).

     Net earnings declined in the third quarter of fiscal 1996 primarily due to lower margins in discontinued fertilizer operations, and in the fourth quarter of fiscal 1996 due to losses related to the shutdown of PPC's operations (note
3).

     Net earnings declined in the fourth quarter of fiscal 1995 due to losses at discontinued Getchell operations resulting from impairment and abandonment charges.

15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Details of accrued expenses and other current liabilities are as follows:

                                                                           JUNE 30,
                                                       DECEMBER 31,    ----------------
                                                           1996         1996      1995
                                                       ------------    ------    ------
Accrued costs for exiting aluminum business (note
  3).................................................    $ 2,818        5,065        --
Other accruals (individually less than 5% of current
  liabilities).......................................     34,552       19,339    19,208
                                                         -------       ------    ------
                                                         $37,370       24,404    19,208
                                                         =======       ======    ======

16. VALUATION AND QUALIFYING ACCOUNTS

     Details regarding the allowance for doubtful accounts are as follows:

                                                            CHARGED TO       OTHER
                                                BEGINNING   COSTS AND      ADDITIONS     ENDING
                                                 BALANCE     EXPENSES    (DEDUCTIONS)*   BALANCE
                                                ---------   ----------   -------------   -------
Six months ended December 31, 1996............   $  781        631          (1,008)        404
Year ended June 30, 1996......................   $  732        607            (558)        781
Year ended June 30, 1995......................   $  424        308              --         732
Year ended June 30, 1994......................   $4,287        405          (4,268)        424

---------------

* Accounts written off

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments approximate their fair values.

                                    EXHIBITS

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
       4(n)              -- Amendment No. 2, dated as of December 6, 1996, to the
                            Credit Agreement between First Mississippi, the Banks
                            party thereto and The Chase Manhattan Bank (National
                            Association), as Agent, which was assigned to the Company
                            in connection with the Distribution.
       4(o)              -- Consent and Agreement, dated as of December 20, 1996,
                            relating to the Credit Agreement between First
                            Mississippi, the Banks party thereto and the Chase
                            Manhattan Bank (National Association), as Agent, which
                            was assigned to the Company in connection with the
                            Distribution.
         21              -- List of the subsidiaries of the Company.
         23              -- Consent regarding incorporation of auditors' report into
                            Registration Statement Nos. 333-18691 and 333-18693.
         27              -- Financial Data Schedule [For EDGAR filing only].