Form 10-Q
period 1997-03-31
CHEMFIRST INC
filed 1997-05-13
CIK 1026601

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from        to
                                                  -----     -----

Commission File Number:      333-15789
                         ----------------

                                 CHEMFIRST INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MISSISSIPPI                                    64-0679456
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

700 North Street, Jackson, MS                             39202-3095
-------------------------------------------------------------------------------
   (Address of principal                                  (Zip Code)
    executive offices)

Registrant's Telephone Number, including Area Code:         601/948-7550
                                                       ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
              ---             ---

          Class                                  Outstanding at April 30, 1997
-------------------------------                  ------------------------------
 Common Stock, $1 Par Value                                20,471,606

                         Part I. Financial Information

Item 1. Financial Statements


                                 ChemFirst Inc.
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)

                                                     (Unaudited)   (Audited)
                                                       Mar. 31      Dec. 31
                                                         1997        1996
                                                       --------   --------
Assets:
Current assets
  Cash and cash equivalents                         $   46,940       68,385
  Accounts receivable                                   66,181       64,645
  Inventories:
   Finished products                                    27,529       28,434
   Work in process                                      22,943       22,772
   Raw materials and supplies                           19,621       18,815
                                                    ----------   ----------
      Total inventories                                 70,093       70,021
                                                    ----------   ----------
  Prepaid expenses and other current assets              8,705       10,786
                                                    ----------   ----------
      Total current assets                             191,919      213,837
                                                    ----------   ----------
Investments and other assets                            55,211       56,171
Property, plant and equipment                          291,323      293,627
  Less: accumulated depreciation and amortization      126,233      140,545
                                                    ----------   ----------
Property, plant and equipment, net                     165,090      153,082
                                                    ----------   ----------
                                                    $  412,220      423,090
                                                    ==========   ==========


Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt             $      605          973
  Deferred revenue                                       5,325        7,778
  Accounts payable                                      31,351       37,236
  Accrued expenses and other current liabilities        34,120       37,370
                                                    ----------   ----------
    Total current liabilities                           71,401       83,357
                                                    ----------   ----------
Long-term debt                                           1,971        2,122
Deferred revenue and other liabilities                  15,204       15,661
Deferred income taxes                                   13,833       13,464
Stockholders' equity:
  Common stock                                          20,472       20,673
  Additional paid-in capital                            16,816       16,586
  Retained earnings                                    272,523      271,227
                                                    ----------   ----------
    Total stockholders' equity                         309,811      308,486
                                                    ----------   ----------
                                                    $  412,220      423,090
                                                    ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)

                                                          3 Months Ended
                                                             March 31
                                                     ----------   ----------
                                                        1997         1996
                                                     ----------   ----------
Revenues:
  Sales                                              $  110,720       97,137
  Interest and other income                               2,406          854
                                                     ----------   ----------
                                                        113,126       97,991
                                                     ----------   ----------
Costs and expenses:
  Cost of sales                                          85,118       76,712
  General, selling and
    administrative expenses                              14,064       13,036
  Other operating expenses                                1,114        1,768
  Interest expense                                           83        2,339
                                                     ----------   ----------
                                                        100,379       93,855
                                                     ----------   ----------
Earnings before income taxes                             12,747        4,136
Income tax expense                                        5,036        1,932
Equity in net earnings of equity investees                  408          180
                                                     ----------   ----------
Earnings from continuing operations                  $    8,119        2,384
Earnings from discontinued operations,net                  --          9,234
                                                     ----------   ----------
  Net earnings                                       $    8,119       11,618
                                                     ==========   ==========
Earnings per common share:
 Continuing operations                               $     0.39         0.11
 Discontinued operations                                   --           0.45
                                                     ----------   ----------
Earnings per common share                            $     0.39         0.56
                                                     ==========   ==========
Average shares outstanding                               21,081       20,891

Cash dividend declared
  per share                                          $     0.10         0.10


  The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)



                                                                       March 31
                                                               ------------------------
                                                                  1997          1996
                                                               ----------    ----------
Cash flows from operating activities:
  Net earnings                                                 $    8,119        11,618
  Adjustments to reconcile earnings to
   net cash provided by operating activities:
    Depreciation and amortization                                   5,190         4,575
    Deferred taxes and other items                                 (1,738)        2,193
    Change in current assets and liabilities, net
     of effects of dispositions                                   (12,556)      (18,175)
  Net  earnings of  discontinued operations                          --          (9,234)
                                                               ----------    ----------
  Net cash used in continuing operations                             (985)       (9,023)
  Net cash provided by discontinued operations                       --          12,890
                                                               ----------    ----------
              Net cash (used in) provided by operations              (985)        3,867
                                                               ----------    ----------
Cash flows from investing activities:
  Capital expenditures                                            (17,620)       (8,749)
  Proceeds from sale of subsidiary                                  2,100          --
  Other investing activities                                          289            16
                                                               ----------    ----------
  Net cash used in continuing operations                          (15,231)       (8,733)
  Net cash used in discontinued operations                           --          (1,424)
                                                               ----------    ----------
             Net cash used in investing activities                (15,231)      (10,157)
                                                               ----------    ----------
Cash flows from financing activities:
  Principal repayments of long-term debt                             (325)       (1,017)
  Dividends                                                          --          (2,060)
  Purchase of common stock                                         (4,976)          (12)
  Proceeds from issuance of common stock                               72          --
                                                               ----------    ----------
             Net cash used in financing activities                 (5,229)       (3,089)
                                                               ----------    ----------
Net decrease in cash and cash equivalents                         (21,445)       (9,379)
Cash and cash equivalents at beginning of period                   68,385        46,083
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $   46,940        36,704
                                                               ==========    ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest , net of amounts capitalized                      $      125         2,423
                                                               ==========    ==========
    Income taxes, net                                          $      981         3,494
                                                               ==========    ==========

  The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and  Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)


NOTE 1 - GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the transition period ended December 31, 1996.


NOTE 2 - DISCONTINUED OPERATIONS

         On December 23, 1996, First Mississippi Corporation completed the spinoff of ChemFirst Inc. (the "Company") and on December 24, 1996, First Mississippi and its fertilizer operations ("Fertilizer") were merged with a wholly-owned subsidiary of Mississippi Chemical Corporation. For financial reporting purposes, this transaction was accounted for as a disposal of the fertilizer business.

         The statement of operations for the three months ended March 31, 1996, has been reclassified to separate discontinued and continuing operations. Revenues and net earnings of the discontinued fertilizer operations for that period were as follows:

Sales and revenues                               $ 59,593
                                                 ========

Income from operations before taxes                14,652
Income tax expense                                  5,418
                                                 --------

Earnings from discontinued operations, net       $  9,234
                                                 ========


NOTE 3 - RESTRUCTURING COSTS AND ASSET WRITE-DOWNS

         On May 21, 1996, the Board of Directors of First Mississippi authorized a plan to close its aluminum dross processing facility at Millwood, West Virginia, which was operated by its wholly owned subsidiary Plasma Processing Corporation ("PPC"). Charges associated with the plan included write-downs to reduce carrying values to estimated net realizable values (estimated fair values less costs to sell) of $12,271 for property, plant and equipment, $570 for spare parts, $350 for inventory and $5,065 in accruals for other estimated costs to be incurred related to the closure. On January 14, 1997, the Company sold the aluminum dross processing business for $4,100. Based on the terms of the disposition agreement, the Company recorded an additional $2,146 loss in the quarter ended December 31, 1996. The loss included $1,100 related to the sale of assets and $1,046 of additional accruals related to inventory disposal and severance costs. For the six-month period, July 1 to December 31, 1996, and quarter ending March 31, 1997, the Company recorded $3,293 and $821, respectively, in cash expenditures against its accrual reserves, primarily for inventory processing costs and severance payments. PPC's operations were part of the Company's Combustion and Thermal Plasma segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three months ended March 31, 1997 compared to the three months ended March 31, 1996

Consolidated Results

         Earnings from continuing operations for the three months ended March 31, 1997, were up $5.7 million versus the same period of the prior year on higher chemical earnings, improved performance in combustion operations and net interest income for the current year versus the prior year's net interest expense. Sales grew 14% and gross margin increased to 23% of sales from 21%. Earnings from discontinued operations include the results of fertilizer operations which were disposed of in the quarter ending December 31, 1996. Equity income was up $0.2 million over the prior year due equally to higher earnings at 23% owned Melamine Chemicals, Inc. and 50% owned Power Sources, Inc.

Segment Operations

                          Industry Segment Information
                           (In Thousands of Dollars)


                                                      3 Months Ended
                                                         March 31
                                                 ------------------------
                                                    1997          1996
                                                 ----------    ----------
Sales
        Chemicals                                $   74,473        59,548
        Combustion and Thermal Plasma                17,984        17,145
        Steel                                        18,263        20,444
                                                 ----------    ----------
               Total                             $  110,720        97,137
                                                 ==========    ==========

Operating profit (loss) before income taxes
        Chemicals                                $   13,580        12,192
        Combustion and Thermal Plasma                   449        (4,576)
        Steel                                          (153)          368
                                                 ----------    ----------
                                                     13,876         7,984
        Unallocated corporate expenses               (2,268)       (2,553)
        Interest income (expense), net                1,039        (1,378)
        Other income, net                               100            83
                                                 ----------    ----------
               Total                             $   12,747         4,136
                                                 ==========    ==========

        Chemicals pretax operating profits were up 11% over the prior year, primarily due to higher custom manufacturing earnings. Sales grew 25% for the period on increased custom manufacturing and aniline volume. Custom manufacturing sales volume was up significantly with increases at both the Tyrone, Pa. and Dayton, Ohio facilities. Sales at the Dayton facility were helped by the shift in business focus at Dayton from primarily pharmaceuticals to multi-purpose fine chemicals. Aniline purchased for resale was the primary cause for both the aniline sales gain and the decrease in chemical's operating profit as a percentage of sales from 20% to 18%.

        Combustion and Thermal Plasma pretax operating profits were $0.4 million versus losses of $4.6 million last year. The profitability of these operations reflects improvement in combustion operations where prior year results were hurt by cost overruns in several large projects. In addition, prior year results include $2.6 million in losses from the aluminum dross processing business which was sold in January. Sales were up 5% over the prior year, reflecting an 11% increase in sales of combustion equipment and services.

         Steel operating results were a loss of $0.2 million versus earnings of $0.4 million last year as sales declined 11% due to lower volume of carbon and alloy steel ingots.

         Net interest income for the current year included $1.1 million of interest income offset by $0.1 million of interest expense. Prior year's net interest expense included $2.3 million of interest expense offset by $1.0 million of interest income. The lower interest expense is due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations in December 1996. Unallocated corporate expenses for the current quarter were down $0.3 million from the prior year.


Capital Resources and Liquidity

         Cash flow used in operating activities for the current year was $1.0 million as cash from earnings was used to reduce payables as well as accruals related to the disposition of Fertilizer and aluminum recovery operations. Cash flow provided by operating activities for the prior year was a net $3.9 million as cash flow from discontinued fertilizer and gold operations offset increased working capital requirements in combustion and chemicals operations due to sales growth. The net cash flow used in investing activities for the current year reflected increased capital expenditures in chemicals and the receipt of $2.1 million in proceeds from the sale of aluminum recovery operations.

            Cash flow used in financing activities for the current year included $5.0 million for the purchase of 221,300 shares of ChemFirst common stock, which represented approximately 25% of the $20.0 million repurchase authorization announced in January 1997. In addition, the quarterly cash dividend payment of ten cents per share, declared during the first quarter of 1997, was accrued but not paid until April 1997, and, therefore, not reflected in the statement of cash flows.

                           Part II. Other Information



Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  Exhibit 27  -  Financial Data Schedules


                  (b)  Reports on Form 8-K

                   Registrant filed a current Report on Form 8-K on January 10, 1997, regarding its change in fiscal year from June 30 to December 31.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHEMFIRST INC.



May 12, 1997                            /s/ J. KELLEY WILLIAMS
---------------                         ---------------------------------------
Date                                    J. Kelley Williams
                                        Chairman and Chief Executive Officer



May 12, 1997                            /s/ R. MICHAEL SUMMERFORD
---------------                         ---------------------------------------
Date                                    R. Michael Summerford
                                        Vice President & Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           -  Financial Data Schedules