Form 10-Q
period 1997-06-30
CHEMFIRST INC
filed 1997-08-12
CIK 1026601

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________to
__________________________

Commission File Number:      333-15789


                                 ChemFirst Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Mississippi                                 64-0679456
-------------------------------------------------------------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        700 North Street, Jackson, MS                          39202-3095
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

         Yes   X          No
             ----            ----

              Class                              Outstanding at July 31, 1997
--------------------------------                ------------------------------
   Common Stock, $1 Par Value                              20,386,477

                         Part I. Financial Information

Item 1. Financial Statements
                                 ChemFirst Inc.
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)

                                                                         June 30           Dec. 31
                                                                          1997              1996
                                                                     ----------------   --------------
Assets:
Current assets
  Cash and cash equivalents                                         $         22,273           68,385
  Accounts receivable                                                         72,385           64,645
  Inventories:
   Finished products                                                          26,175           28,434
   Work in process                                                            18,952           22,772
   Raw materials and supplies                                                 18,273           18,815
                                                                    ----------------   --------------
      Total inventories                                                       63,400           70,021
                                                                    ----------------   --------------
  Prepaid expenses and other current assets                                    8,258           10,786
                                                                    ----------------   --------------
      Total current assets                                                   166,316          213,837
                                                                    ----------------   --------------
Investments and other assets                                                  58,097           56,171
Property, plant and equipment                                                315,789          293,627
  Less: accumulated depreciation and amortization                            131,394          140,545
                                                                    ----------------   --------------
Property, plant and equipment, net                                           184,395          153,082
                                                                    ----------------   --------------
                                                                    $        408,808          423,090
                                                                    ================   ==============


Liabilities and Stockholders' Equity:
Current liabilities
  Current instalments of long-term debt                             $            611              973
  Deferred revenue                                                             7,569            7,778
  Accounts payable                                                            32,892           37,236
  Accrued expenses and other current liabilities                              23,780           37,370
                                                                    ----------------   --------------
    Total current liabilities                                                 64,852           83,357
                                                                    ----------------   --------------
Long-term debt                                                                 1,764            2,122
Deferred revenue and other liabilities                                        15,397           15,661
Deferred income taxes                                                         15,187           13,464
Stockholders' equity:
  Common stock                                                                20,330           20,673
  Additional paid-in capital                                                  17,606           16,586
  Retained earnings                                                          273,672          271,227
                                                                    ----------------   --------------
    Total stockholders' equity                                               311,608          308,486
                                                                    ----------------   --------------
                                                                    $        408,808          423,090
                                                                    ================   ==============


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                              3 Months Ended                       6 Months Ended
                                                                  June 30                              June 30
                                                    ---------------   ----------------   --------------    --------------
                                                         1997              1996              1997              1996
                                                    ---------------   ----------------   --------------    --------------
Revenues:
  Sales                                            $       111,179             98,068          221,899           195,205
  Interest and other income                                  1,309              1,469            3,715             2,323
                                                   ---------------   ----------------   --------------    --------------
                                                           112,488             99,537          225,614           197,528
                                                   ---------------   ----------------   --------------    --------------
Costs and expenses:
  Cost of sales                                             85,611             77,447          170,729           154,159
  General, selling and
    administrative expenses                                 15,527             16,811           29,591            29,847
  Other operating expenses                                   1,098              2,109            2,212             3,877
  Restructuring costs and asset write-downs                      -             18,256                -            18,256
  Interest expense                                             142              2,184              225             4,523
                                                   ---------------   ----------------   --------------    --------------
                                                           102,378            116,807          202,757           210,662
                                                   ---------------   ----------------   --------------    --------------
Earnings (loss) before income taxes                         10,110           (17,270)           22,857          (13,134)
Income tax expense (benefit)                                 3,992            (6,588)            9,028           (4,656)
Equity in net earnings of equity investees                   1,757                104            2,165               284
                                                   ---------------   ----------------   --------------    --------------
Earnings (loss) from continuing operations         $         7,875           (10,578)           15,994           (8,194)
Earnings from discontinued operations,net                        -              8,288                -            17,522
Loss on disposal of business, net of taxes                       -            (1,746)                -           (1,746)
                                                   ---------------   ----------------   --------------    --------------
  Net earnings (loss)                              $         7,875            (4,036)           15,994             7,582
                                                   ===============   ================   ==============    ==============
Earnings (loss) per common share:
 Continuing operations                             $          0.38             (0.51)             0.76            (0.40)
 Discontinued operations                                         -               0.32                -              0.76
                                                   ---------------   ----------------   --------------    --------------
Earnings (loss) per common share                   $          0.38             (0.19)             0.76              0.36
                                                   ===============   ================   ==============    ==============
Average shares outstanding                                  20,909             20,878           20,995            20,884

Cash dividend declared
  per share                                        $          0.10               0.10             0.20              0.20



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)


                                                                                      June 30
                                                                         --------------------------------
                                                                               1997              1996
                                                                         --------------    --------------
Cash flows from operating activities:
  Net earnings                                                           $       15,994             7,582
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation and amortization                                                10,659             8,663
    Restructuring costs and asset write-downs                                         -            18,256
    Deferred taxes and other items                                               (1,197)           (1,555)
    Change in current assets and liabilities, net
     of effects of dispositions                                                 (18,346)           (8,922)
  Net earnings of  discontinued operations                                            -           (15,776)
                                                                         --------------    --------------
  Net cash provided by continuing operations                                      7,110             8,248
  Net cash provided by discontinued operations                                        7            13,797
                                                                         --------------    --------------
              Net cash provided by operations                                     7,117            22,045
                                                                         --------------    --------------
Cash flows from investing activities:
  Capital expenditures                                                          (43,295)          (19,998)
  Proceeds from sale of subsidiary                                                2,100                 -
  Other investing activities                                                      1,696               897
                                                                         --------------    --------------
  Net cash used in continuing operations                                        (39,499)          (19,101)
  Net cash used in discontinued operations                                            -           (35,587)
                                                                         --------------    --------------
             Net cash used in investing activities                              (39,499)          (54,688)
                                                                         --------------    --------------
Cash flows from financing activities:
  Principal repayments of long-term debt                                           (471)          (15,004)
  Proceeds from issuance of long-term debt                                            -            11,000
  Dividends                                                                      (4,091)           (4,122)
  Purchase of common stock                                                       (9,857)              (12)
  Proceeds from issuance of common stock                                            689                 1
                                                                         --------------    --------------
             Net cash used in financing activities                              (13,730)           (8,137)
                                                                         --------------    --------------
Net decrease in cash and cash equivalents                                       (46,112)          (40,780)
Cash and cash equivalents at beginning of period                                 68,385            46,083
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $       22,273             5,303
                                                                         ==============    ==============

Supplemental disclosures of cash flow information Cash paid
  during the period for:
    Interest , net of amounts capitalized                                $          258             4,652
                                                                         ==============    ==============
    Income taxes, net                                                    $        7,061             6,193
                                                                         ==============    ==============


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

         The statements of operations for the three months and six months ended June 30, 1996, have been reclassified to separate discontinued and continuing operations. Revenues and net earnings of the discontinued fertilizer operations for those periods were as follows:

                                                               3 Months Ended                 Six Months Ended
                                                                June 30, 1996                  June 30, 1996
                                                               ---------------                ----------------

            Sales and revenues                                      $53,758                        112,469
                                                                    =======                        =======

            Income from operations before taxes                      12,776                         27,428
            Income tax expense                                        4,488                          9,906
                                                                    -------                        -------

            Earnings from discontinued operations, net              $ 8,288                         17,522
                                                                    =======                        =======

         A pretax loss of $2,700 was recorded during the quarter ended June 30, 1996, related to previously discontinued businesses and is included in loss on disposal of business, net of applicable income tax benefits of $954, in the accompanying financial statements.


NOTE 3 - RESTRUCTURING COSTS AND ASSET WRITE-DOWNS

         On May 21, 1996, the Board of Directors of First Mississippi authorized a plan to close its aluminum dross processing facility at Millwood, West Virginia, which was operated by its wholly owned subsidiary Plasma Processing Corporation ("PPC"). Charges associated with the plan included write-downs to reduce carrying values to estimated net realizable values (estimated fair values less costs to sell) of $12,271 for property, plant and equipment, $570 for spare parts, $350 for inventory and $5,065 in accruals for other estimated costs to be incurred related to the closure. On January 14, 1997, the Company sold the aluminum dross processing business for $4,100. Based on the terms of the disposition agreement, the Company recorded an additional $2,146 loss in the quarter ended December 31, 1996. The loss included $1,100 related to the sale of assets and $1,046 of additional accruals related to inventory disposal and severance costs. For the six-month period July 1 to December 31, 1996, and the three month and six month periods ended June 30, 1997, the Company recorded $3,293, $337 and $1,158, respectively, in cash expenditures against its accrual reserves, primarily for inventory processing costs and severance payments. PPC's operations were part of the Company's Combustion and Thermal Plasma segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 1997 compared to the six months ended June 30, 1996

Consolidated Results

         Earnings from continuing operations for the six months ended June 30, 1997, were $16.0 million versus a loss of $8.2 million for the same period of the prior year. The improvement over the prior year was primarily due to an $18.3 million ($11.7 million after tax) provision in June 1996 for the shutdown of aluminum processing operations that were sold in January 1997. In addition, current year operations reflect higher profits in Chemicals and Combustion and Thermal Plasma operations, a $1.9 million increase in earnings from equity investees and $4.3 million decrease in interest expense versus the prior year. Earnings from equity investees for the current year include the Company's share of a $1.5 million net gain on a technology exchange agreement made by Melamine Chemicals, Inc. Interest expense declined due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations in December 1996. Earnings from discontinued operations for the prior year include the results of the disposed fertilizer operations.

Segment Operations
                          Industry Segment Information
                           (In Thousands of Dollars)

                                                                   6 Months Ended
                                                                       June 30
                                                                       -------
                                                               1997                1996
                                                               ----                ----

Sales
        Chemicals                                             $   146,491        122,758
        Combustion and Thermal Plasma                              37,590         32,842
        Steel                                                      37,818         39,607
                                                              -----------       --------
               Total                                          $   221,899        195,207
                                                              ===========       ========

Operating profit (loss) before income taxes
        Chemicals                                                  25,097         62,749
        Combustion and Thermal Plasma                               1,301        (28,101)
        Steel                                                        (150)           424
                                                              -----------       --------
                                                                   26,248         (4,928)

        Unallocated corporate expenses                             (5,271)        (5,422)
        Interest income (expense), net                              1,792         (2,821)
        Other income, net                                              88             37
                                                              -----------       --------
Total                                                         $    22,857        (13,134)
                                                              ===========       ========

        Chemicals pretax operating profits were up 10% over the prior year primarily due to higher custom manufacturing earnings. Sales grew 19% over the prior year primarily due to increased custom manufacturing and aniline sales volume. Aniline purchased for resale was the primary cause of the aniline sales gain.

        Combustion and Thermal Plasma pretax operating profits for the current year were $1.3 million versus losses of $28.1 million last year. Prior year Combustion and Thermal Plasma results include $18.3 million in write-downs and $5.2 million in operating losses related to the aluminum dross processing business. In addition, results for the current year reflect improvement in combustion operations where prior year results were hurt by cost overruns in several large projects. Sales were up 14% over the prior year on increased sales of combustion equipment and services.

        Steel results for the current year were down $0.6 million versus the prior year on a 5% decline in sales as lower volume more than offset a 9% increase in average unit sales price.

        Net interest income for the current year includes $2.0 million of interest income offset by $0.2 million of interest expense. Prior year's net interest expense included $4.5 million of interest expense offset by $1.7 million of interest income. The lower interest expense is due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations in December 1996.

Results of Operations - Three months ended June 30, 1997 compared to the three months ended June 30, 1996

Consolidated Results

         Earnings from continuing operations for the three months ended June 30, 1997, were $7.9 million versus a loss of $10.6 million for the same period of the prior year. The improvement over the prior year was primarily due to an $11.7 million after tax provision for the shutdown of aluminum processing operations, improved Chemicals and Combustion and Thermal Plasma operations, a $1.7 million increase in earnings from equity investees and $2.0 million decrease in interest expense versus the prior year. Earnings from equity investees for the current year include the Company's share of a $1.5 million net gain on a technology exchange agreement made by Melamine Chemicals, Inc. Interest expense declined due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations.

Segment Operations

                          Industry Segment Information
                           (In Thousands of Dollars)

                                                                   3 Months Ended
                                                                       June 30
                                                                       -------
                                                               1997                1996
                                                               ----                ----

Sales
        Chemicals                                             $    72,018          63,210
        Combustion and Thermal Plasma                              19,606          15,697
        Steel                                                      19,555          19,163
                                                              -----------          ------
               Total                                          $   111,179          98,070
                                                              ===========          ======


Operating profit (loss) before income taxes
        Chemicals                                             $    11,517          10,557
        Combustion and Thermal Plasma                                 852         (23,525)
        Steel                                                           3              56
                                                              -----------          ------
                                                                   12,372         (12,912)
        Unallocated corporate expenses                             (3,003)         (2,869)
        Interest income (expense), net                                753          (1,443)
        Other income, net                                             (12)            (46)
                                                              -----------          ------
               Total                                              $10,110         (17,270)
                                                              ===========          ======

        Chemicals pretax operating profits were up 9% over the prior year, primarily due to higher sales of hydroxylamine (HDA(TM) )-based electronic chemicals. Sales grew 14% for the period, primarily due to the increased HDA(TM) as well as intermediate and specialty chemical volume.

        Combustion and Thermal Plasma pretax operating profits were $0.9 million versus losses of $23.5 million last year while Steel results remained near break-even despite a 3% increase in average unit price. Prior year Combustion and Thermal Plasma results include $18.3 million in write-downs and $2.6 million in operating losses related to the aluminum dross processing business which was sold in January 1997. In addition, the profitability of Combustion and Thermal Plasma operations for the current year reflects improvement in combustion operations where prior year results were hurt by cost overruns in several large projects. Combustion and Thermal Plasma sales were up 25% over the prior year on increased sales of combustion equipment and services.

        Net interest income for the current year includes $0.9 million of interest income offset by $0.1 million of interest expense. Prior year's net interest expense included $2.2 million of interest expense offset by $0.8 million of interest income. The lower interest expense is due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations.

Capital Resources and Liquidity

         Net cash provided by continuing operations for the current year was down $1.1 million versus the prior year despite higher earnings primarily due to the reduction of accruals related to the disposition of Fertilizer and aluminum recovery operations. The net cash flow used in investing activities for the current year reflects increased capital expenditures in chemicals and the receipt of $2.1 million in proceeds from the sale of aluminum recovery operations. Cash flow used in financing activities for the current year included $9.9 million for the purchase of 417,800 shares of ChemFirst common stock, which represents approximately 50% of the $20.0 million repurchase authorization announced in January 1997.

                           Part II. Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit 27  -  Financial Data Schedules


          (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CHEMFIRST INC.




August 12, 1997                    /s/ J. Kelley Williams
--------------------------         -------------------------------------------
Date                               J. Kelley Williams
                                   Chairman and Chief Executive Officer




August 12, 1997                    /s/ R. Michael Summerford
--------------------------         -------------------------------------------
Date                               R. Michael Summerford
                                   Vice President & Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBITS

      27  -  Financial Data Schedules