Form 10-Q
period 1997-09-30
CHEMFIRST INC
filed 1997-11-12
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarter Ended September 30, 1997
                          -----------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                        to
                                   ----------------------    ------------------

Commission File Number:      333-15789
                       -----------------------

                                 ChemFirst Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Mississippi                                           64-0679456
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     700 North Street, Jackson, MS                               39202-3095
--------------------------------------------------------------------------------
       (Address of principal                                     (Zip Code)
         executive offices)

Registrant's Telephone Number, including Area Code:         601/948-7550
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X          No
             ---            ---

        Class                                    Outstanding at October 31, 1997
--------------------------                       -------------------------------
Common Stock, $1 Par Value                                  20,259,840

                          Part I. Financial lnformation

Item 1. Financial Statements
                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)

                                                       Sept. 30       Dec. 31
                                                         1997          1996
                                                       --------      --------
Assets:
Current assets
  Cash and cash equivalents                            $ 13,094        68,385
  Accounts receivable                                    64,757        64,645
  Inventories:
   Finished products                                     26,523        28,434
   Work in process                                       19,588        22,772
   Raw materials and supplies                            20,975        18,815
                                                       --------      --------
      Total inventories                                  67,086        70,021
                                                       --------      --------
  Prepaid expenses and other current assets              12,156        10,786
                                                       --------      --------
      Total current assets                              157,093       213,837
                                                       --------      --------
Investments and other assets                             58,647        56,171
Property, plant and equipment                           338,340       293,627
  Less: accumulated depreciation and amortization       136,037       140,545
                                                       --------      --------
Property, plant and equipment, net                      202,303       153,082
                                                       --------      --------
                                                       $418,043       423,090
                                                       ========      ========


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable to banks                               $  5,000            --
  Current instalments of long-term debt                     872           973
  Deferred revenue                                        3,461         7,778
  Accounts payable                                       33,489        37,236
  Accrued expenses and other current liabilities         22,379        37,370
                                                       --------      --------
    Total current liabilities                            65,201        83,357
                                                       --------      --------
Long-term debt                                            1,328         2,122
Deferred revenue and other liabilities                   18,234        15,661
Deferred income taxes                                    18,051        13,464
Stockholders' equity:
  Common stock                                           20,316        20,673
  Additional paid-in capital                             18,717        16,586
  Retained earnings                                     276,196       271,227
                                                       --------      --------
    Total stockholders' equity                          315,229       308,486
                                                       --------      --------
                                                       $418,043       423,090
                                                       ========      ========


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                            3 Months Ended              9 Months Ended
                                                                Sept. 30                   Sept. 30
                                                         ----------------------      ----------------------
                                                           1997          1996          1997          1996
                                                         --------      --------      --------      --------
Revenues:
  Sales                                                  $106,088        95,432       327,987       290,639
  Interest and other income                                 1,578         2,775         5,293         5,096
                                                         --------      --------      --------      --------
                                                          107,666        98,207       333,280       295,735
                                                         --------      --------      --------      --------
Costs and expenses:
  Cost of sales                                            79,370        72,540       250,099       226,699
  General, selling and
    administrative expenses                                16,326        15,831        45,917        45,678
  Other operating expenses                                    976         1,353         3,188         5,230
  Restructuring costs and asset write-downs                    --            --            --        18,256
  Interest expense                                             90         1,765           315         6,288
                                                         --------      --------      --------      --------
                                                           96,762        91,489       299,519       302,151
                                                         --------      --------      --------      --------
Earnings (loss) before income taxes                        10,904         6,718        33,761        (6,416)
Income tax expense (benefit)                                4,307         2,886        13,335        (1,770)
Equity in net earnings of equity investees                    203           258         2,368           542
                                                         --------      --------      --------      --------
Earnings (loss) from continuing operations               $  6,800         4,090        22,794        (4,104)
Earnings from discontinued operations, net of taxes            --         8,699            --        26,221
Loss on disposal of business, net of taxes                     --            --            --        (1,746)
                                                         --------      --------      --------      --------
  Net earnings                                           $  6,800        12,789        22,794        20,371
                                                         ========      ========      ========      ========
Earnings (loss) per common share:
 Continuing operations                                   $   0.33          0.20          1.09         (0.20)
 Discontinued operations                                       --          0.41            --          1.18
                                                         --------      --------      --------      --------
Earnings per common share                                $   0.33          0.61          1.09          0.98
                                                         ========      ========      ========      ========
Average shares outstanding                                 20,839        20,894        20,943        20,887

Cash dividend declared
  per share                                              $   0.10          0.10          0.30          0.30



The accompanying notes are an integral part of these financial statements.

                                ChemFirst Inc.
              Consolidated Statements of Cash Flows (Unaudited)
                          (In Thousands of Dollars)



                                                                                           Sept. 30
                                                                                   -----------------------
                                                                                     1997           1996
                                                                                   --------       --------
Cash flows from operating activities:
  Net earnings                                                                     $ 22,794         20,371
  Adjustments to reconcile earnings  to
   net cash provided by operating activities:
    Depreciation and amortization                                                    15,623         13,516
    Restructuring costs and asset write-downs                                            --         18,256
    Deferred taxes and other items                                                   (1,873)        (3,144)
    Change in current assets and liabilities, net
     of effects of dispositions                                                     (17,096)           800
  Net  earnings of  discontinued operations                                              --        (24,475)
                                                                                   --------       --------
  Net cash provided by continuing operations                                         19,448         25,324
  Net cash provided by discontinued operations                                            2         24,271
                                                                                   --------       --------
              Net cash provided by operations                                        19,450         49,595
                                                                                   --------       --------
Cash flows from investing activities:
  Capital expenditures                                                              (65,863)       (33,069)
  Proceeds from sale of subsidiary                                                    2,100             --
  Other investing activities                                                          1,610            876
                                                                                   --------       --------
  Net cash used in continuing operations                                            (62,153)       (32,193)
  Net cash used in discontinued operations                                               --        (38,732)
                                                                                   --------       --------
             Net cash used in investing activities                                  (62,153)       (70,925)
                                                                                   --------       --------
Cash flows from financing activities:
  Proceeds of revolving credit agreement borrowings                                   5,000             --
  Principal repayments of long-term debt                                               (619)       (18,290)
  Proceeds from issuance of long-term debt                                               --         11,000
  Dividends                                                                          (6,132)        (6,183)
  Purchase of common stock                                                          (12,179)           (12)
  Proceeds from issuance of common stock                                              1,342             --
                                                                                   --------       --------
             Net cash used in financing activities                                  (12,588)       (13,485)
                                                                                   --------       --------
Net decrease in cash and cash equivalents                                           (55,291)       (34,815)
Cash and cash equivalents at beginning of period                                     68,385         46,083
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 13,094         11,268
                                                                                   ========       ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest,  net of amounts capitalized                                          $    357          6,428
                                                                                   ========       ========
    Income taxes, net                                                              $  7,467          1,348
                                                                                   ========       ========

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

         The statement of operations for the three months and nine months ended September 30, 1996, have been reclassified to separate discontinued and continuing operations. Revenues and net earnings of the discontinued fertilizer operations for that period were as follows:

                                                3 Months Ended      9 Months Ended
                                               September 30, 1996  September 30, 1996
                                               ------------------  ------------------
Sales and revenues                                   $60,267            172,736
                                                     =======            =======

Income from operations before taxes                   13,813             41,241
Income tax expense                                     5,114             15,020
                                                     -------            -------

Earnings from discontinued operation, net            $ 8,699             26,221
                                                     =======            =======

     A pretax loss of $2,700 was recorded during the nine months ended September 30, 1996, related to previously discontinued businesses and is included in loss on disposal of business, net of applicable income tax benefits of $954, in the accompanying financial statements.

NOTE 3 - RESTRUCTURING COSTS AND ASSET WRITE-DOWNS

     During the quarter ended June 30, 1996, the company recorded charges of $18,256 related to a plan to close its aluminum dross processing facility at Millwood, West Virginia. On January 14, 1997, the Company sold all its aluminum dross processing assets for $4,100. For the six-month period from July 1 to December 31, 1996, and the three month and nine month periods ended September 30, 1997, the Company recorded $3,293, $590 and $1,748, respectively, in cash expenditures against its accrual reserves.

NOTE 4 - INDUSTRY SEGMENT INFORMATION

     During the quarter ended September 30, 1997, the Company changed the name of its Combustion and Thermal Plasma segment to Engineered Products and Services to more accurately describe the nature of its operations.

NOTE 5 - EFFECT OF ADOPTING ACCOUNTING STANDARDS CHANGE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share, in February 1997. This Statement's objective is to simplify the computation of earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share", and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not allowed. It requires restatement of all prior-period EPS data presented.

     Adoption of this Statement is expected to have an immaterial effect on the Company's future and restated EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

Consolidated Results

     Earnings from continuing operations for the nine months ended September 30, 1997, were $22.8 million versus a loss of $4.1 million for the same period of the prior year. Prior year results include $23.6 million ($15.1 million after tax) in write-downs and operating losses related to the Company's aluminum processing operations that were sold in January 1997. In addition, current year operations reflect higher profits in Chemicals and Engineered Products and Services, a $1.8 million increase in earnings from equity investees and a $6.4 million decrease in net interest expense versus the prior year. Earnings from equity investees for the current year include a $1.5 million net gain on a technology exchange agreement made by Melamine Chemicals, Inc. Interest expense declined due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations in December 1996. Earnings from discontinued operations for the prior year include the results of the disposed Fertilizer operations.

Segment Operations
                          Industry Segment Information
                            (In Thousands of Dollars)

                                                                9 Months Ended
                                                                 September 30
                                                       -------------------------------
                                                         1997                    1996
                                                       ---------               -------
Sales
      Chemicals                                        $ 216,234               187,109
      Engineered Products and Services                    55,689                47,718
      Steel                                               56,064                55,812
                                                       ---------               -------
          Total                                        $ 327,987               290,639
                                                       =========               =======

Operating profit (loss) before income taxes
      Chemicals                                        $  38,005                35,630
      Engineered Products and Services                     2,220               (28,456)
      Steel                                                 (754)                 (157)
                                                       ---------               -------
      Unallocated corporate expenses                      (8,351)               (9,558)
      Interest income (expense), net                       2,345                (4,076)
      Other income, net                                      296                   201
                                                       ---------               -------
Total                                                  $  33,761                (6,416)
                                                       =========               =======

     Chemicals pretax operating profits were up 7% over the prior year primarily due to higher custom manufacturing sales. Total chemicals sales grew 16% over the prior year on increased sales volume.

     Engineered Products and Services pretax operating profits for the current year were $2.2 million versus losses of $28.5 million last year. Prior year Engineered Products and Services results include $23.6 million in write-downs and operating losses related to the aluminum dross processing business. In addition, results for the current year reflect improvement in combustion operations where prior year results were hurt by cost overruns in several large projects. Sales were up 17% over the prior year. Steel results for the current year were down $0.6 million versus the prior year which included a gain on asset sales.

     Net interest income for the current year included $2.7 million of interest income offset by $0.3 million of interest expense. Prior year's net interest expense included $6.3 million of interest expense offset by $2.2 million of interest income. The lower interest expense is due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations in December 1996. Unallocated corporate expense declined from the prior year primarily due to lower professional service cost.



Results of Operations - Three months ended September 30, 1997 compared to the three months ended September 30, 1996

Consolidated Results

     Earnings from continuing operations for the three months ended September 30, 1997, were $6.8 million versus $4.1 million for the same period of the prior year. Results improved on better performance from Engineered Products and Services and lower corporate and interest expense.

Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                                               3 Months Ended
                                                                September 30
                                                       -------------------------------
                                                         1997                    1996
                                                       ---------                ------
Sales
        Chemicals                                      $  69,743                64,351
        Engineered Products and Services                  18,099                14,875
        Steel                                             18,246                16,206
                                                       ---------                ------
               Total                                   $ 106,088                95,432
                                                       =========                ======
Operating profit (loss) before income taxes
        Chemicals                                      $  12,908                12,881
        Engineered Products and Services                     919                  (356)
        Steel                                               (604)                 (581)
                                                       ---------                ------
                                                          13,223                11,944
        Unallocated corporate expenses                    (3,080)               (4,136)
        Interest income (expense), net                       553                (1,255)
        Other income, net                                    208                   165
                                                       ---------                ------
               Total                                   $  10,904                 6,718
                                                       =========                ======

     Chemicals pretax operating profits were $12.9 million, unchanged from the prior year, which included license proceeds from a major electronic chemicals competitor. Sales grew 8% for the period, primarily due to increased electronic and specialty chemical volume.

     Engineered Products and Services pretax operating profits were $0.9 million versus losses of $0.4 million last year as sales grew 22%. Steel sales were up 13% over the prior year on higher volume, however, operating results were unchanged.

     Net interest income for the current year included $0.6 million of interest income offset by $0.1 million of interest expense. Prior year's net interest expense included $1.8 million of interest expense offset by $0.5 million of interest income. The lower interest expense is due to the extinguishment of substantially all debt of the Company with the disposition of Fertilizer operations. Unallocated corporate expense declined from the prior year primarily due to lower professional service cost.

Capital Resources and Liquidity

         Net cash provided by continuing operations for the current year was down $5.9 million versus the prior year primarily due to the reduction of accruals related to the disposition of Fertilizer and aluminum recovery operations. The net cash flow used in investing activities for the current year reflects increased capital expenditures in chemicals and the receipt of $2.1 million in proceeds from the sale of aluminum recovery operations. Cash flow used in financing activities for the current year includes $12.2 million for the purchase of 507,989 shares of ChemFirst common stock. At period end, $7.8 million of the $20.0 million repurchase authorization announced in January 1997 had not been spent.


Proposed Sale of Melamine Chemicals, Inc.

         On October 9, 1997, Borden Chemical, Inc. announced plans to acquire Melamine Chemicals, Inc. for $20.50 per share in a cash tender offer. The company owns 1,275,000 Melamine shares and has agreed to support the acquisition. If completed, the sale would result in an after tax gain of approximately $8.9 million and net after tax proceeds of $16.8 million.

                           Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (c)      Sales of Unregistered Securities

          Pursuant to February 1997 Amendments to the Registrant's Benefits Restoration Plan (the "BRP"), Deferred Income Plan for Directors, Officers and Key Employees ("Plan A") and Deferred Compensation Plan for Outside Directors ("Plan B"), participants in each of these plans were given the opportunity to have any future amounts deferred under these plans, as well as any existing cash balances under these plans, invested in phantom share units ("Share Units"). Participants in the BRP and Plan B were entitled, effective July 1, 1997, to purchase Share Units at a price equal to 85% of the fair market value of a share of the Registrant's Common Stock on the date of purchase or conversion, as the case may be, provided, however, that initial conversions of existing cash balances into Share Units were priced at the fair market value of a share of the Registrant's Common Stock on July 1, 1997. Participants in Plan A were entitled to purchase Share Units at a price equal to the fair market value of a share of the Registrant's Common Stock on the date of purchase or conversion, as the case may be, provided, however, that initial conversions of existing cash balances into Share Units were priced at the fair market value of a share of the Registrant's Common Stock on September 15, 1997. Accordingly, during the three months ended September 30, 1997, participants in the above referenced plans acquired 193,437 Share Units for an aggregate purchase price of $4,651,143. The above referenced Share Units issued by the Registrant during the three months ending September 30, 1997 were not registered under the Securities Act of 1933 in reliance upon the registration exemption set forth in Regulation D under the Securities Act of 1933, which exemption was made available to the Registrant due to the limited number of participants in each of the above referenced plans and the Registrant's compliance with all other requirements of such exemption.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  Exhibit 27  -  Financial Data Schedules


                  (b)  Reports on Form 8-K

                   No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CHEMFIRST INC.




November 11, 1997                       /s/  J. Kelley Williams
--------------------------              ---------------------------------------
Date                                    J. Kelley Williams
                                        Chairman and Chief Executive Officer




November 11, 1997                       /s/  R. Michael Summerford
--------------------------              ---------------------------------------
Date                                    R. Michael Summerford
                                        Vice President & Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBITS

      27  -  Financial Data Schedules