Form 10-K
period 1997-12-31
CHEMFIRST INC
filed 1998-03-30
CIK 1026601

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    COMMISSION FILE NUMBER 333-15789

                                CHEMFIRST INC.
            (Exact name of Registrant as specified in its charter)

                 MISSISSIPPI                                   64-0679456
                 -----------                                   ----------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

      700 NORTH STREET, P. O. BOX 1249
            JACKSON, MISSISSIPPI                               39215-1249
  (Address of principal executive offices)                     (Zip Code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1998 is approximately $490,396,035.

  The number of shares of the Registrant's Common Stock outstanding as of March 5, 1998 is 19,909,594.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CHEMFIRST INC.

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-K

                             CROSS REFERENCE SHEET

                 Location in Annual Report to Stockholders and
                Definitive Proxy Statement of Items of Form 10-K


                                                          ANNUAL    DEFINITIVE
                                                        REPORT TO      PROXY
FORM 10-K ITEM                                         STOCKHOLDERS  STATEMENT
--------------                                         ------------ -----------
Part I.
  1. Business........................ pp. 9-11; Notes 2 and 3
                                      in Financial Review Insert
Part II.
  5. Market for Registrant's Common
   Equity and Related Stockholder
   Matters........................... p. 18
  6. Selected Financial Data......... p. 2
  7. Management's Discussion and
   Analysis of Financial Condition
   and Results of Operations......... Financial
                                      Review
                                      Insert
  8. Financial Statements and         Financial
   Supplementary Data................ Review
                                      Insert
Part III.
  10. Directors and Executive Officers of the Registrant........ pp. 4-8; 13-14
  11. Executive Compensation.................................... pp. 15-18
  12. Security Ownership of Certain Beneficial Owners and
      Management................................................ pp. 1-2; 8-11
  13. Certain Relationships and Related Transactions............ pp. 4-8; 18

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The principal businesses of ChemFirst Inc. (the "Company") at December 31, 1997 involve the continuous production of aniline, nitrobenzene, nitrotoluene and toluidines; custom production of fine chemicals for chemical, agricultural and pharmaceutical companies; production of electronic and performance chemicals for the semiconductor and related industries; and the design and production of low-emission burners, flares, incinerators and thermal plasma equipment for the refining, chemical, petrochemical, pharmaceutical, wood products, steel and waste treatment industries. The Company also produces steel ingots and billets from melted scrap.

  At December 31, 1997, the Company had 1,175 employees, which includes employees of the parent company and all wholly-owned subsidiaries.

 Recent History

  The Company was incorporated in Mississippi in 1983 under the name Omnirad, Inc., as a wholly-owned subsidiary of First Mississippi Corporation ("First Mississippi"). In November 1996, in anticipation of the Distribution (as defined below), the Company's name was changed from Omnirad, Inc. to ChemFirst Inc. On December 23, 1996 (the "Distribution Date"), First Mississippi contributed all of its assets and subsidiaries, other than those relating to its fertilizer business, to the Company, which at that time was a wholly-owned subsidiary of First Mississippi and had engaged in no activities during the previous five years. First Mississippi then spun-off the Company in a tax-free distribution of the Company's common stock to First Mississippi shareholders (the "Distribution") on the Distribution Date. The Distribution occurred immediately prior to and in connection with the merger of First Mississippi with a wholly-owned subsidiary of Mississippi Chemical Corporation on December 24, 1996, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 27, 1996. The Company has operated as a publicly-held entity since the Distribution Date. Prior to the Distribution Date, the Company's subsidiaries were subsidiaries of First Mississippi and the Company's operations were conducted through subsidiaries of First Mississippi.

 Recent Developments

  On January 14, 1997, the Company sold its aluminum dross processing business to a subsidiary of Philip Environmental Inc. ("Philip"). The assets acquired by Philip included proprietary technology and licenses, the Millwood, West Virginia plant and related equipment, and a 50% interest in the Newminco Joint Venture. The assets acquired by Philip did not include inventories of nonmetallic product; however, Philip is obligated to purchase from the Company its requirements of nonmetallic product until the Company's supply of nonmetallic product is exhausted. The purchase price for the assets acquired by Philip was $4.1 million ($2.0 million of which is in the form of a 5-year interest-bearing balloon note) plus an annual royalty equal to 10% of Philip's share of the profit from sales of certain products by the Newminco Joint Venture. In addition, Philip is obligated to make certain other payments in the event it receives a payment in connection with the sale, transfer or termination of the Newminco Joint Venture.

  In November 1997, the Company sold its approximately 23% interest in Melamine Chemicals, Inc. ("MCI"), consisting of 1,275,000 common shares, to Borden Chemical, Inc. for approximately $26.1 million cash. This sale was effected pursuant to Borden Chemical, Inc.'s $20.50 per share cash tender offer for MCI shares. The Company no longer has an ownership interest in MCI.

  On December 31, 1997, the Company acquired the acylation derivatives business of Clariant Corporation. This business will be conducted through a limited partnership of which the Company owns an 87.5% interest, with the remaining 12.5% interest owned by former members of Clariant Corporation's acylation derivatives management group who are also employees of this limited partnership. This acylation derivatives business is involved in the development and marketing of derivatives of 4-hydroxyacetophenone for deep ultraviolet ("DUV") photoresist resin applications for 248-nanometer geometry integrated circuits and for polymer additives and specialty adhesives. Also on December 31, 1997, the Company acquired certain chemical mechanical planarization ("CMP") assets of Baikowski International Corporation ("BIC"), a subsidiary of Baikowski Chimie, SA, and the CMP assets of Moyco Technologies, Inc. and its affiliate, Sweet Pea Technologies, Inc. The acquisition of these CMP assets provides the Company with an entrance into the CMP market, which includes mechanical polishing of silicon wafers utilizing a slurry of abrasives and chemicals to produce a flatter surface for shorter wavelength lithography along with other electronics applications. Initial cash consideration plus acquisition-related expenditures for these three transactions totaled $11.2 million, with contingent consideration of approximately $3.7 million due in five years. These acquisitions are included in the Chemicals segment.

  On January 22, 1998, the Company sold its 50% interest in Power Sources, Inc. ("PSI") to Trigen Energy Corporation ("Trigen") for approximately $20.0 million. In addition, there are contingencies specified in the purchase and sale agreement with Trigen that could result in the Company refunding as much as $3.0 million of the proceeds referenced above. The Company no longer has an ownership interest in PSI. The Company's disposition of its interests in PSI and MCI is in furtherance of the Company's strategy to focus on chemicals and related products and services.

 Forward-Looking Statements

  In addition to historical information, this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company in the Company's press releases, Annual Report to Stockholders and other filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, condition of and product demand by key customers, the timely completion and start-up of construction projects, including the nitrobenzene and aniline facility at Bayer Corporation's Baytown, Texas chemical complex, and pricing pressure and lower demand for Company products as a result of the recent downturn in Asian financial markets.

  The following contains further discussion of the Company's business and properties as grouped by its segments: Chemicals, Engineered Products and Services and Steel. Financial information regarding the Company's segments, which includes sales, pretax operating results and identifiable assets, is provided in Note 13 of the Consolidated Financial Statements incorporated by reference in Part II of this Form 10-K. As used in this report, the term "Company" includes subsidiaries of the registrant.

CHEMICALS

 General

  The Company's Chemical segment includes industrial chemical intermediates and specialty chemicals and is operated through four subsidiaries: First Chemical Corporation ("FCC"); Quality Chemicals, Inc. ("QCI"); EKC Technology, Inc. ("EKC"); and TriQuest, L.P. ("TriQuest"). Industrial chemical intermediates include aniline and nitrobenzene. The Company's specialty chemicals include fine, performance and electronic chemicals for use by companies for agricultural, pharmaceutical, polymer, electronic and photosensitive applications and in the manufacture of integrated circuits. The primary distinction between the two categories is that intermediates require more processing to produce the end product used by consumers. Certain specialty chemicals, such as performance chemicals, are not consumed into the end product but are instead used during a manufacturing process for a specific purpose.

  Of these two categories, industrial chemical intermediates are more affected by changes in the business cycle and the cost of raw materials. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of the chemical's molecular content. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important.

 Industrial Chemical Intermediates

  Through its manufacturing facility in Pascagoula, Mississippi, the Company is engaged in the continuous production of aniline and nitrobenzene. This facility is supported by storage, rail, truck and barge distribution facilities. This facility utilizes state-of-the-art technology for nitration and a proprietary process for continuous hydrogenation.

  The Company is among the largest merchant marketers of aniline in the United States, and its Pascagoula complex is one of the largest aniline production facilities in the United States. Aniline's primary end use is in rigid polyurethane foam, an insulation material derived from MDI (methylene diphenyl diisocyantate) that is widely used in residential and commercial construction. Aniline is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber and in a widely used herbicide for corn and soybeans. Aniline accounted for approximately 21%, 20% and 19% of the Company's consolidated sales for 1997, 1996 and 1995, respectively. Most of the Company's aniline production is sold under contracts containing price-adjustment mechanisms that substantially protect the Company from fluctuations in the prices of raw materials.

  In 1996, the Company entered into a long-term agreement with Bayer Corporation ("Bayer") to build, own and operate a world scale nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI manufacturing operations. Phase I of the facility is under construction and is scheduled for completion in 1998. Phase II, which is estimated to cost less than Phase I, may be completed later. A majority of the Company's current aniline production from the Pascagoula facility is sold to Bayer under a long-term contract. If a potential Phase II is completed, it is intended that this aniline sales contract with Bayer will terminate and that future aniline production for sale to Bayer will be produced at the Baytown facility. The estimated cost to the Company of Phase I is in excess of $50.0 million.

 Specialty Chemicals

  The Company's specialty chemicals include fine, performance and electronic chemicals for use by companies in agricultural, pharmaceutical, polymer and photosensitive applications and in the manufacture of integrated circuits. These chemicals are produced at the Pascagoula facility, the Company's custom manufacturing facilities located in Tyrone, Pennsylvania and Dayton, Ohio, the Company's electronic chemical production facilities in Hayward, California and East Kilbride, Scotland, and through the use of toll manufacturers.

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

  Purchasers of performance and electronic chemicals, who are end-users, acquire the product to achieve a specific performance objective. As with fine chemicals, these chemicals are typically sold in relatively small volumes and have relatively few uses, although the customer base is often larger than that for fine chemicals.

The production and sale of these chemicals are labor intensive and are usually dependent on a highly technical proprietary formulae and a sophisticated, well-trained applications engineering staff. Profit margins are relatively high and are usually not significantly affected by increases in the price of raw materials.

  In its custom manufacturing operation, the Company is a batch producer of fine and performance chemicals manufactured to the specifications of its customers. Facilities for this custom manufacturing include equipment for multi-step batch processing to custom produce complex fine chemicals used by chemical, agricultural, electronic, pharmaceutical and cosmetic companies. Although historically customers have purchased small quantities of custom manufactured production capacity primarily for their new product development and market testing, recently the amount of production capacity sold for the production of commercially marketed products has increased significantly. Companies involved in the mass production of chemically based consumer products often find it expensive and inefficient to manufacture small quantities of the complex chemicals required for new product development or products with limited markets. By providing a versatile array of custom services and capacity to a number of such companies, the Company achieves economies of scale and is able to manufacture certain fine and performance chemicals more economically and timely than they can be manufactured by its customers. As a result, customers can reduce the time to market and capital exposure associated with the manufacture and marketing of their products.

  Current production is based on multi-step organic syntheses. The Company's custom manufacturing facilities use numerous reactors capable of producing custom fine chemicals in quantities ranging from the very small amounts needed for initial product testing, through pilot plant production of developmental quantities and continuing through commercial production.

  A substantial portion of the Company's custom manufacturing revenue in 1997 was derived from sales of a herbicide ingredient to one manufacturer under an agreement that will expire in 2002 with a substantial portion of the remaining custom manufacturing revenue derived from a group of agricultural intermediates and actives. In 1997, the largest growth in product mix was in advanced pharmaceutical intermediates. Other significant products include diphenyl isopthalate, an intermediate used in the production of fibers for fire-retardant fabrics and in transparent, heat-resistant plastics; rubber additives used in the manufacture of chemical-resistant rubber; and deep ultraviolet photoresist for use in the semiconductor industry.

  The Company also manufactures specialty chemicals used in high growth markets such as radiation curing and polymer additives. Nitrotoluene derivatives are used in herbicides, rubber processing chemicals, photographic chemicals, optical brighteners, dyestuffs and pigments, and photoinitiators. The Company is the second largest producer of nitrotoluenes in the world and the only producer of nitrotoluenes in the United States. Other specialties are used as intermediates in the production of pharmaceutical, personal care and agricultural products. These specialty chemicals are manufactured in large scale, integrated batch facilities using proprietary processes. During 1997, the Company completed a 25% capacity expansion for batch specialty chemicals at its Pascagoula facility. This additional specialty chemicals capacity will enable the Company to expand production of new specialty chemicals used as intermediates in pharmaceutical and agricultural chemicals and to meet increasing demand for performance polymer products.

  With the recent acquisition of Clariant Corporation's acylation derivatives business, the Company is now a producer and marketer of products derived from 4-hydroxyacetophenone ("4HAP") and used in the semiconductor and specialty polymer industries. Applications for these products include deep ultraviolet photresist resins, coatings and polymer applications, antioxidants, surface active materials, fuel and lubricant additives and new polymers for high temperature performance. These products are currently produced by third party custom manufacturers utilizing an extensive portfolio of intellectual properties which includes over 35 patents. Out-sourcing the manufacture of these products allows the Company to benefit from rapid time to market and minimum capital exposure while capitalizing on the unique expertise of individual contract manufacturers.

  The Company also produces electronic and performance chemicals used in the semiconductor and related industries. These chemicals include organic photoresist removers, which are cleaning solutions that remove photoresist and dry-etch residue during the manufacture of semiconductors. As a result of the recent acquisition of CMP assets from BIC and Moyco Technologies, Inc., the Company is now supplying slurries and oxidizer chemicals for use in the CMP process, which is currently the fastest growing segment in semiconductor materials. Approximately 6% of electronic and performance chemical sales for 1997 were outside of the United States.

  In conducting its electronic chemicals business, the Company owns and operates manufacturing facilities in Hayward, California and East Kilbride, Scotland. During 1997, the Company completed construction of a new research and development laboratory at its 65,000 square-foot California facility and made other improvements which allow for additional manufacturing and packaging capabilities. The Company is also expanding and adding storage facilities at its 26,300 square-foot Scotland facility with completion of this project expected in 1998. The Company also leases office space in Tokyo, Japan to provide marketing and technical support for the Japanese electronic chemical markets and utilizes an applications laboratory in Phoenix, Arizona for the development of CMP products.

 Marketing and Sales

  Chemicals are marketed globally. Approximately 7% of the Company's Chemical sales in 1997 were exports from the United States. The Company has long-term contracts with a number of its largest customers. A majority of chemicals sales are made through the Company's internal sales force.

  Products are sold in drums and in bulk as intermediates into construction, transportation, semiconductor, agricultural chemical, pharmaceutical, pigment, photographic, specialty polymer and ultra violet (U.V.) curing markets such as powder coatings, printing inks and overprint varnishes. Exported product is shipped in ocean-going tankers, iso-containers or drums to European, Japanese and South American markets. Domestic shipments are by barge, rail or tank trucks. As discussed above, a significant amount of the Company's aniline is sold to a single customer under a long-term contract. See "Industrial Chemical Intermediates."

  Fine chemical products are sold into pharmaceutical, electronic chemical, agricultural chemical, DUV resin and specialty polymer markets, both domestically and in the Pacific Rim. A significant amount of custom manufacturing sales are to three customers under long-term contracts.

  Electronic and performance chemicals are marketed domestically and internationally within Europe and the Pacific Rim. Approximately 56% of these sales are outside the United States. The California facility services North America and the Pacific Rim and the Scotland facility services the European community. Approximately 40% of all international electronic and performance chemical sales are into Europe and 60% of such sales are into the Pacific Rim. These chemicals are distributed in gallon, liter, returnable drum or large volume dedicated containers. In Japan, the Company's electronic chemicals are repackaged from bulk containers into returnable containers by the Company's Japanese distributor.

 Raw Materials

  Two of the principal raw materials for production at the Company's Pascagoula facility, benzene and toluene, are readily available commodity by-products of oil refining. Like most commodities, the prices of benzene and toluene are subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins. The price of toluene, an octane-enhancing additive for unleaded gasoline, is directly affected by the demand for and price of unleaded gasoline. The Company is protected from fluctuations in raw material prices in the contracts under which most of its aniline production is sold. The remainder of its production is sold under short-term contracts or purchase orders at prices that generally reflect its actual raw material cost. Other significant raw materials include ammonia, natural gas and ethanol. The Company purchases ammonia and ethanol at market prices. The Company purchases natural gas in the spot market for use in producing the hydrogen necessary for its manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline. Prices paid by the Company for natural gas are affected by the degree of interruptibility of the gas supply.

  Fine chemicals primary raw materials include hydrogen, hydrogen peroxide, o-aminophenol, o-nitrophenol, formaldehyde, butaldehyde and natural gas. These raw materials are obtained from a number of different sources. The Company does not believe that any one source of raw materials is material to the Company's business. The Company currently has a ten (10) year contract in place to secure supply of 4HAP, a primary raw material for the Company's acylation derivatives business.

  The primary raw materials for the manufacture of electronic and performance chemicals include free-base hydroxylamine, diglycolamine, N-methylpyrro-lidone and alumina powders. With the exception of hydroxlyamine, raw materials are generally available in adequate quantities from several suppliers, subject to market variation in price. Hydroxylamine is currently available from one supplier, located in Japan. Two major manufacturers have announced plans to construct facilities capable of manufacturing aqueous hydroxylamine with production anticipated to begin within the next two years.

 Research and Development

  The Company conducts research and development to improve existing products and to produce new specialty and performance chemicals. The Company spent approximately $5.8 million, $6.9 million and $6.3 million on research and development in 1997, 1996 and 1995, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. The Company also sponsors applied research at leading universities in the United States and the U.K. and maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. These closely directed programs have led to the development and introduction of proprietary technology in fine chemicals and in the FirstCure(R) line of performance polymer products. In addition, the Company has entered into a joint development agreement with an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

 Competition

  The Company is one of five major United States producers of aniline, with approximately 16% of domestic capacity and an estimated 5% of world capacity and is the only United States producer of nitrotoluenes, with an estimated 12% of world capacity. Major competitors are large chemical companies. Competition is based on price, service, quality, marketing and research and development support capabilities.

  Based on market share, the Company is among the top 10 custom chemical manufacturing companies in the United States. Major competitors are both smaller and larger companies. Competition is based on service, quality, manufacturing expertise in batch chemical production, research and development capabilities and price.

  The Company is also one of the world's largest producers of post-metal cleaning solutions for semiconductor production. Although there are approximately 12 companies participating in this market worldwide, only the Company and three others have significant market share for advanced and postmetal cleaning solutions required by the current state of the art semiconductor and related industries. Competition is based on service, product performance, quality, product development capabilities and price. The Company has entered into a licensing agreement with a major competitor whereby the Company licenses its HDA(TM) (hydroxylamine) technology. The agreement results from a patent infringement complaint brought by the Company against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize the Company's hydroxylamine technology, but provides for the Company to receive a royalty and license fee. Within CMP, the oxide slurry market is dominated by two companies, with the larger company holding a 90% market share. In the tungsten slurry market, the Company is now the third largest supplier for this application.

 Seasonality of Business

  Generally, chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

ENGINEERED PRODUCTS AND SERVICES

 General

  The Engineered Products and Services segment principally includes the development and marketing of proprietary equipment and systems for industrial applications. These include design and production of low-emission burners, flares, incinerators and thermal plasma equipment. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal. This segment is operated primarily through the Company's subsidiary, Callidus Technologies Inc.

 Combustion Equipment and Services

  Principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and predictive emissions monitoring and process optimization software services. The Company also provides engineering and consulting services for environmental and combustion applications.

  The Company markets these products and services worldwide to refining, petrochemical, chemical, pharmaceutical, wood products and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the United States and abroad. Approximately 25% of these sales during 1997 were made in the Pacific Rim. Competition is based on a wide variety of factors, with the most prominent being price, technological innovation and delivery schedule. The Company competes with the John Zink Company, which has a significant share of the burner, flare and vapor recovery markets. Numerous competitors exist in the gas and liquids incineration market. Primary competition in the solid waste systems market comes from alternative technologies. The Company offers predictive emissions monitoring and process optimization software services utilizing products licensed by its customers. The Company is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology, any one of which could impact operating results. In conducting this combustion equipment and services business, the Company leases office space in Tulsa, Oklahoma, owns a manufacturing and test facility in Beggs, Oklahoma and has leased foreign offices in Belgium, England, Italy, France, Germany and Japan.

 Thermal Plasma

  The Company is a leading international supplier of plasma heating systems to the metals and waste industries. Plasma heating systems instantly, and without combustion, convert electrical energy into high temperature thermal energy. The Company develops, manufactures, sells and services these systems for use in steel manufacturing, specialty metals refinement and various environmental waste recycling processes, including municipal solid waste ash vitrification. The Company holds more than 20 patents in 10 countries, including several in steel, vacuum melting and waste applications.

  Domestic marketing is performed directly, with international sales supported by overseas representatives. The Company owns a testing facility used for system integration, system and process development and customer training. This operation has two principal domestic competitors and four foreign competitors. Price competition is intense and competitors' pricing strategies may impact operating results. The thermal plasma operations, which have been conducted in Raleigh, North Carolina, are being functionally and operationally merged with the combustion equipment and services business by relocating Raleigh personnel and operations to Tulsa, Oklahoma. It is anticipated that the thermal plasma test facility will also be relocated to Oklahoma. The Company expects the consolidation of these operations to result in a more efficient utilization of Company personnel and other efficiencies.

STEEL

  The Company's Steel segment is operated through its subsidiary, FirstMiss Steel, Inc. This segment's operations are conducted through a 400,000 square-foot steel melting and production facility in Hollsopple, Pennsylvania, which is approximately 100 miles east of Pittsburgh. The Company is actively seeking a buyer for this facility. The Company leases the land on which the facility is located, but has the right to purchase the land for a nominal price at the conclusion of the lease. Following upgrades to one of two electric arc furnaces in January 1995, annual capacity of the operation now includes 150,000 tons of carbon, alloy and specialty grade, bottom-poured ingots and 50,000 tons of high-grade steel billets through a horizontal continuous caster. In January 1996, the second electric arc furnace was removed and a NOD converter was constructed, which combined with the newly upgraded electric arc furnace and the existing VOD units form the "Triplex" process for producing stainless steel. The NOD converter, which was commissioned in July 1996, will increase stainless steel capacity and lower stainless steel costs. The value-added product line was introduced in 1992 and includes specialty stainless and tool steel ingots or billets, which are converted into forged billets, bars and plates by outside processors. Small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire are also produced from two small horizontal continuous casters, small bottom-poured forging ingots and remelt sand ingots. Raw materials consist of steel scrap and various alloys, of which there is an adequate supply in the North American market.

  Carbon and alloy steel ingots are sold directly to the forging industry, ring rollers, extruders and integrated steel producers. The Company competes primarily with three other steel companies in this market and, within the group, ranks second in total steel production capacity. Specialty steel products are primarily sold to steel service centers and forgers. Ten customers account for approximately 60% of the Company's steel revenue. Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with the Company in the specialty steel and ferrous and non-ferrous metals markets. Competitive factors include price, quality and service. Carbon steel ingots and billets are commodities and are extremely price competitive. Stainless and tool steel long product pricing is currently being pressured by strong import penetration.

ENVIRONMENTAL CONSIDERATIONS

  The Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for 1997 were $2.3 million. Projected environmental capital expenditures for 1998 and 1999 are $1.1 million and $1.5 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

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

  The Company has received notices from the United States Environmental Protection Agency or a similar state agency that it has been deemed a potentially responsible party ("PRP") under Superfund or a comparable state statute at several sites and, thus, may be liable for a share of the associated remediation cost. The Company paid $183,000 as its full share of the cost of cleanup of one of these sites during 1996. During 1997, the Company did not contribute any funds toward cleanup of these sites but did receive rebates relating to the cleanup of one site because actual cleanup costs have been less than previously projected. It is difficult to estimate the Company's ultimate liability relating to the remaining sites due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the site relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that its future liability at these sites will be material to its financial condition, results of operations or cash flow. The Company has been informed of another potential claim and is evaluating the facts and circumstances relating to such claim in an effort to ascertain the extent, if any, to which the Company might be liable for such claim. However, preliminary information indicates that any future liability in connection with this claim will not be material to the Company's financial condition, results of operations or cash flow.

ITEM 2. PROPERTIES

  A description of various properties and the segments to which they relate is included in the Business discussion located on pages 3 through 11 of this Form 10-K. In addition to those described above, the Company owns or leases the following properties:

  The Company owns an approximately 26,000 square-foot office building in Jackson, Mississippi, which is its corporate headquarters.

  FCC leases 7 acres of waterfront property from the Jackson County Port Authority. This property is used by FCC for loading and unloading ocean-going vessels and barges. The lease expires in 2003.

  FCC owns 70 acres of undeveloped industrial land within 2 miles of FCC's Pascagoula plant and 23 acres directly adjacent to the Pascagoula plant. QCI owns approximately 78 acres of undeveloped industrial land directly adjacent to its Tyrone, Pennsylvania facility.

ITEM 3. LEGAL PROCEEDINGS

  The Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                    PART II

ITEMS 5-8. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by Part II, Items 5-8, has been included in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (or the Financial Review insert attached thereto), which has been furnished to the Commission. See the Cross Reference Sheet on Page 2 hereof for the locations of such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Part III, Items 10-13, has been included in the Registrant's definitive Proxy Statement, which will be mailed to the Commission by March 30, 1998, pursuant to Regulation 14A, and is incorporated herein by reference. See the Cross Reference Sheet on Page 2 hereof for the location of such information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Financial Statements Incorporated by Reference to the Financial Review insert which is attached to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 and Supplementary Data

                                                 PAGES IN  FINANCIAL REVIEW
                                                    INSERT TO  THE 1997
                                               ANNUAL REPORT TO STOCKHOLDERS
                                              INCORPORATED HEREIN BY REFERENCE
                                              --------------------------------
Consolidated Balance Sheets as of December
 31, 1997 and 1996...........................                 p. 4
Consolidated Statements of Operations, years
 ended December 31, 1997, 1996 and 1995 .....                 p. 5
Consolidated Statements of Stockholders'
 Equity, years ended December 31, 1997, 1996
 and 1995....................................                 p. 6
Consolidated Statements of Cash Flows, years
 ended December 31, 1997, 1996 and 1995......                 p. 7
Notes to Consolidated Financial Statements...             pp. 8-24
Independent Auditors' Report.................                p. 24

(a)(2) Additional schedules are either not required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(3) EXHIBITS

 2(a) Agreement and Plan of Merger and Reorganization, dated as of August 27,
      1996, among Mississippi Chemical Corporation, MISS SUB, INC. and First Mississippi Corporation, was filed as Exhibit 2.1 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.

 2(b) Agreement and Plan of Distribution between First Mississippi Corporation and the Company dated December 18, 1996 was filed as Exhibit 2.2, Form of Agreement and Plan of Distribution, to

     Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Agreement and Plan of Distribution which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this agreement and the dating of the agreement as of December 18, 1996.

 2(c)Tax Disaffiliation Agreement between First Mississippi Corporation and the Company dated December 18, 1996 was filed as Exhibit 2.3, Form of Tax Disaffiliation Agreement, to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Tax Disaffiliation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this Agreement and the dating of the agreement as of December 18, 1996.

 2(d)Employee Benefits and Compensation Agreement between First Mississippi
     Corporation and the Company dated December 18, 1996 was filed as
     Exhibit 2.4, Form of Employee Benefits and Compensation Agreement, to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Employee Benefits and Compensation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this Agreement and the dating of the agreement as of December 18, 1996.

 3(a)Amended and Restated Articles of Incorporation of the Company were filed as Exhibit 3.1 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.

 3(b)Bylaws of the Company were filed as Exhibit 3.2 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.

 4(a)Articles III, IV, V, VI, VII, VIII, IX and X of the Company's Charter of Incorporation and the Statements of Resolution establishing the Company's 1987-A, 1988-A, 1988-1, 1989-A, 1989-1, 1989-2, 1990-1,
     1990-2, 1991-1, 1991-2, and 1992-1 Series Convertible Preferred Stock and the Company's Series X Junior Participating Preferred Stock are included in Exhibit 3(a).

 4(b)Articles II, IV, IX and XII of the Company's Bylaws are included in
     Exhibit 3(b).

 4(c)ChemFirst Inc. 401(K) Savings Plan was filed as Exhibit 4.4 to the
     Company's Registration Statement on Form S-8 (Registration No. 333-18691) filed on December 24, 1996 and is incorporated herein by reference.

 4(d)Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.

 4(e)Post Spin-Off Agreement between First Mississippi and FirstMiss Gold
     Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

 4(f)Tax Ruling Agreement between First Mississippi and FirstMiss Gold Inc.
     dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.2 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

 4(g)Loan Agreement between First Mississippi and FirstMiss Gold Inc., dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.3 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

 4(h)Amended Tax Sharing Agreement between First Mississippi and FirstMiss
     Gold Inc. dated as of September 24, 1995, which was assinged to the Company in connection with the Distribution, was filed as Exhibit 99.4 to First Mississippi's form 8-K dated September 24, 1995, and is incorporated herein by reference.

10(a)*
     Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the Company and its Chief Executive Officer, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 10(c) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by reference.

10(b)*
     Form of Termination Agreement, dated May 29, 1996 and effective June 1, 1996, between the Company and each of the following executive officers of the Company: Daniel P. Anderson, Robert P. Barker, William
     P. Bartlett, Max P. Bowman, Troy B. Browning, J. Steven Chustz, Paul
     J. Coder, Samir A. Hakooz, William B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. Michael Summerford and Thomas G. Tepas, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 10(d) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by reference. (Company's Termination Agreement with each such officer contains terms identical to those contained in the form of Agreement filed.)

10(c)*
     ChemFirst Inc. 1980 Long-Term Incentive Plan was filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

10(d)*
     ChemFirst Inc. 1988 Long-Term Incentive Plan was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

10(e)*
     ChemFirst Inc. 1995 Long-Term Incentive Plan was filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

10(f)*
     1991 Restatement of the First Mississippi Directors' Retirement Plan, as revised and restated on May 14, 1991, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(f) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated herein by reference.

10(g)*
     First Mississippi Corporation 1989 Deferred Compensation Plan for Outside Directors, as amended on September 12, 1994, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(g) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated herein by reference.

10(h)Form of Indemnification Agreement between the Company and the following Directors or Officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution, (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook, James E. Fligg, Charles R. Gibson, Robert P. Guyton, Charles P. Moreton, Paul
     W. Murrill, William A. Percy, II, Maurice T. Reed, Jr., Frank G. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, R. Michael Summerford, O. E. Wall, Charles M. McAuley, J. Steve Chustz, James L. McArthur, Danny P. Anderson and Thomas G. Tepas was filed as
     Exhibit 10(t) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated herein by reference.

10(i)ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit
     4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.

13 ChemFirst Inc. 1997 Annual Report to Stockholders and Financial Review insert attached thereto (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).

21   List of the subsidiaries of the Company.

23 Consent regarding incorporation of auditor's report into Registration Statement Nos. 333-18691, 333-18693 and 333-35221.

27.1 Financial Data Schedule.

27.2 Restated Financial Data Schedule.
--------
*Indicates management contract or compensatory plan or arrangement.

  Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

 (b)No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

 (c)Please see (a)(3) above.

  The exhibits filed with the Commission are not included in the printed copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.

 (d)Please see (a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEMFIRST INC.

Date: March 27, 1998                      BY:   /s/  J. Kelley Williams
                                             __________________________________
                                                    J. Kelley Williams
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE

      /s/ J. Kelley Williams         Chairman of the Board     March 27, 1998
-----------------------------------   of Directors, Chief
        J. KELLEY WILLIAMS            Executive Officer
                                      (Principal Executive
                                      Officer) and Director

        /s/ Thomas G. Tepas          President and Chief       March 27, 1998
-----------------------------------   Operating Officer
          THOMAS G. TEPAS

     /s/ R. Michael Summerford       Vice President and        March 27, 1998
-----------------------------------   Chief Financial
       R. MICHAEL SUMMERFORD          Officer (Principal
                                      Financial Officer)

       /s/ Troy B. Browning          Controller (Principal     March 27, 1998
-----------------------------------   Accounting Officer)
         TROY B. BROWNING

      /s/ Richard P. Anderson        Director                  March 27, 1998
-----------------------------------
        RICHARD P. ANDERSON

        /s/ Paul A. Becker           Director                  March 27, 1998
-----------------------------------
          PAUL A. BECKER

        /s/ James W. Crook           Director                  March 27, 1998
-----------------------------------
          JAMES W. CROOK

       /s/ Michael J. Ferris         Director                  March 27, 1998
-----------------------------------
         MICHAEL J. FERRIS

        /s/ James E. Fligg           Director                  March 27, 1998
-----------------------------------
          JAMES E. FLIGG

       /s/ Robert P. Guyton          Director                  March 27, 1998
-----------------------------------
         ROBERT P. GUYTON

              SIGNATURE                      TITLE                   DATE

        /s/ Paul W. Murrill          Director                  March 27, 1998
-----------------------------------
          PAUL W. MURRILL

     /s/ William A. Percy, II        Director                  March 27, 1998
-----------------------------------
       WILLIAM A. PERCY, II

         /s/ Dan F. Smith            Director                  March 27, 1998
-----------------------------------
           DAN F. SMITH

        /s/ Leland R. Speed          Director                  March 27, 1998
-----------------------------------
          LELAND R. SPEED

       /s/ R. Gerald Turner          Director                  March 27, 1998
-----------------------------------
         R. GERALD TURNER

                                    EXHIBITS

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
 -------
 13      ChemFirst Inc. 1997 Annual Report to Stockholders and Financial Review
         insert attached thereto (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).
 21      List of the subsidiaries of the Registrant.
 23      Consent regarding incorporation of auditor's report into Registration
         Statement Nos. 333-18691, 333-18693 and 333-35221.
 27.1    Financial Data Schedule [For EDGAR filing only].
 27.2    Restated Financial Data Schedule [For EDGAR filing only].

--------
(Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.)