Form 10-Q
period 1998-03-31
CHEMFIRST INC
filed 1998-05-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1998
                                  --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from           to
                                                    ----------    ----------

Commission File Number:    333-15789
                           ---------

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

Registrant's Telephone Number, including Area Code:     601/948-7550
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
          ---         ---

           Class                             Outstanding at April 30, 1998
   --------------------------                -----------------------------
   Common Stock, $1 Par Value                          19,878,589

                          Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                                                                Mar. 31            Dec. 31
                                                                                                  1998               1997
                                                                                              ------------         --------
Assets:
Current assets
  Cash and cash equivalents                                                                   $     17,110            7,766
  Accounts receivable                                                                               70,172           77,526
  Inventories:
   Finished products                                                                                36,537           30,022
   Work in process                                                                                  24,320           21,768
   Raw materials and supplies                                                                       23,323           23,592
                                                                                              ------------         --------
      Total inventories                                                                             84,180           75,382
                                                                                              ------------         --------
  Prepaid expenses and other current assets                                                         12,101           12,741
                                                                                              ------------         --------
      Total current assets                                                                         183,563          173,415
                                                                                              ------------         --------
Investments and other assets                                                                        50,427           57,455
Property, plant and equipment                                                                      379,293          366,876
  Less: accumulated depreciation and amortization                                                  143,857          138,400
                                                                                              ------------         --------
Property, plant and equipment, net                                                                 235,436          228,476
                                                                                              ------------         --------
                                                                                              $    469,426          459,346
                                                                                              ============         ========



Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                                                               $     22,714           20,700
  Current instalments of long-term debt                                                                846              878
  Deferred revenue                                                                                   4,978            2,964
  Accounts payable                                                                                  39,332           46,229
  Accrued expenses and other current liabilities                                                    30,909           24,585
                                                                                              ------------         --------
    Total current liabilities                                                                       98,779           95,356
                                                                                              ------------         --------
Long-term debt                                                                                       4,774            4,865
Deferred revenue and other liabilities                                                              22,980           19,076
Deferred income taxes                                                                               18,287           18,352
Stockholders' equity:
  Common stock                                                                                      19,853           20,031
  Additional paid-in capital                                                                        19,500           18,869
  Retained earnings                                                                                285,253          282,797
                                                                                              ------------         --------
    Total stockholders' equity                                                                     324,606          321,697
                                                                                              ------------         --------
                                                                                              $    469,426          459,346
                                                                                              ============         ========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                                                    3 Months Ended
                                                                                        March 31
                                                                             -----------------------------
                                                                                 1998               1997
                                                                             ----------            -------
Revenues:
  Sales                                                                      $  111,368            110,720
  Interest and other income                                                       9,591              2,406
                                                                             ----------            -------
                                                                                120,959            113,126
                                                                             ----------            -------
Costs and expenses:
  Cost of sales                                                                  86,430             85,118
  General, selling and
    administrative expenses                                                      15,643             13,663
  Other operating expenses                                                        2,803              1,515
  Interest expense                                                                   95                 83
                                                                             ----------            -------
                                                                                104,971            100,379
                                                                             ----------            -------
Earnings before income taxes                                                     15,988             12,747
Income tax expense                                                                6,235              5,036
Equity in net earnings of equity investees                                            -                408
                                                                             ----------            -------
  Net earnings                                                               $    9,753              8,119
                                                                             ==========            =======


Earnings per common share                                                    $     0.49               0.39
                                                                             ----------            -------
Average shares outstanding                                                       19,886             20,614


Earnings per common share, assuming dilution                                 $      0.48               0.39
                                                                             ===========            =======
Average shares outstanding                                                       20,206             21,081


Cash dividend declared
  per share                                                                  $     0.10               0.10



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)



                                                                                                       March 31
                                                                                          ------------------------------
                                                                                              1998                1997
                                                                                          ------------          --------
Cash flows from operating activities:
  Net earnings                                                                            $      9,753             8,119
  Adjustments to reconcile earnings  to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                6,102             5,190
    Gain on sale of equity investee                                                             (8,269)                -
    Deferred taxes and other items                                                               1,299            (1,738)
    Change in current assets and liabilities, net
     of effects of dispositions                                                                   (274)          (12,556)
                                                                                          ------------          --------
              Net cash provided by (used in) operations                                          8,611              (985)
                                                                                          ------------          --------
Cash flows from investing activities:
  Capital expenditures                                                                         (12,444)          (17,620)
  Proceeds from sale of equity investee                                                         18,986                 -
  Proceeds from sale of subsidiary                                                                   -             2,100
  Other investing activities                                                                       (24)              289
                                                                                          ------------          --------
             Net cash provided by (used in) investing activities                                 6,518           (15,231)
                                                                                          ------------          --------
Cash flows from financing activities:
  Net borrowings - notes payable to banks                                                        2,000                 -
  Principal repayments of long-term debt                                                          (151)             (325)
  Dividends                                                                                     (1,985)                -
  Purchase of common stock                                                                      (6,199)           (4,976)
  Proceeds from issuance of common stock                                                           536                72
  Proceeds from issuance of long-term debt                                                          14                 -
                                                                                          ------------          --------
             Net cash used in financing activities                                              (5,785)           (5,229)
                                                                                          ------------          --------
Net increase (decrease) in cash and cash equivalents                                             9,344           (21,445)
Cash and cash equivalents at beginning of period                                                 7,766            68,385
                                                                                          ------------          --------
Cash and cash equivalents at end of period                                                $     17,110            46,940
                                                                                          ============          ========

Supplemental disclosures of cash flow information Cash paid during the period for:
    Interest , net of amounts capitalized                                                           89               125
                                                                                          ============          ========
    Income taxes, net                                                                     $       (747)              981
                                                                                          ============          ========

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and  Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)


NOTE 1 - GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain prior year amounts have been reclassified to conform to the 1998 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 1997.


NOTE 2 - SALE OF EQUITY INVESTMENT

         On January 22, 1998, the Company sold its fifty percent interest in Power Sources, Inc. generating pretax cash proceeds of approximately $19,000. An after tax gain of $5,000 was recognized during the first quarter and an additional after tax gain of approximately $2,000 was deferred, pending resolution of contingencies related to the contract.


NOTE 3 - EFFECT OF ADOPTING ACCOUNTING CHANGES

             The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income", in June 1997, effective for fiscal years beginning after December 15, 1997. The statement requires reporting comprehensive income (components include net income plus all changes to equity except those resulting from investments and distributions) directly in the financial statements and deals only with reporting and display issues versus recognition and measurement issues. Accordingly, there is no effect on the results of operations. The Company has immaterial transactions that meet the definition of other comprehensive income and as such has elected against the provisions of disclosure as allowed by the statement under these circumstances.


       SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information", was also issued in June 1997, effective for fiscal years beginning after December 15, 1997. The statement requires a "management approach," based on the way management organizes segments internally for making operating decisions and assessing performance, to provide selected reporting information. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has not yet determined what effect, if any, it may have on future financial statement disclosure.

             In March 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP identifies the characteristics of internal-use software and provides guidance for accounting treatment of costs for computer software developed or obtained for internal use as related to capitalization or expense decisions. The statement is effective for fiscal years beginning after December 15, 1998. In April 1998, AcSEC released SOP 98-5, Reporting on the Costs of Start-Up Activities. The SOP broadly defines start-up activities and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of these statements is not expected to have a material impact on the Company's financial statements.

NOTE 4 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share." The statement requires companies to adopt its provisions in financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior earnings per share ("EPS") data presented. Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs").


                                                       Three Months Ended March 31,
                                                    1998                        1997
                                           ---------------------          ----------------
                                           Shares            EPS          Shares       EPS
                                           ------            ---          ------       ---
                                                       (Millions, except per share amounts)
Earnings per Common Share:
     Basic                                 19.89          $    0.49       20.61     $    0.39
     Dilutive effect of CSEs                0.32                  -        0.47             -
                                           -----          ---------       -----     ---------

     Diluted                               20.21          $    0.48       21.08     $    0.39
                                           =====          =========       =====     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 1998 compared to the three months ended March 31, 1997


Consolidated Results

         Net earnings for the three months ended March 31, 1998, were $9.8 million versus $8.1 million for the same period of the prior year. Current year results include a $5.0 million gain on the January 1998 sale of Power Sources, Inc. Excluding the Power Sources gain, earnings were $4.8 million, down 42% from the prior year. The earnings decline was primarily due to lower chemicals earnings. The current year also reflects no equity earnings, following the sale of Melamine Chemicals in November 1997, and the sale of Power Sources, and lower net interest income.



Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                                                  3 Months Ended
                                                                     March 31
                                                                  --------------
Sales
       Chemicals                                       $    74,173            74,473
       Engineered Products and Services                     15,112            17,984
       Steel                                                22,083            18,263
                                                       -----------           -------
                  Total                                $   111,368           110,720
                                                       ===========           =======


Operating profit (loss) before income taxes
       Chemicals                                       $     8,785            13,580
       Engineered Products and Services                        122               449
       Steel                                                   534              (153)
                                                       -----------           -------
                                                             9,441            13,876
       Unallocated corporate expenses                       (2,174)           (2,268)
       Interest income (expense), net                          485             1,039
       Other income, net                                     8,236               100
                                                       -----------           -------
                  Total                                $    15,988            12,747
                                                       ===========           =======

       Chemicals pretax operating profits were $8.8 million versus $13.6 million for the same quarter of the prior year. The decline was primarily due to lower custom manufacturing profits as a result of lower revenue. Additional factors included lower aniline production due to unscheduled maintenance at the Pascagoula facility and higher research and development, and general, selling and administrative expenses, up primarily due to acquisitions made in December 1997 and business growth. Sales for the chemical segment were essentially unchanged from last year with improvements in electronic chemicals and additional sales from the recently acquired acylation derivatives business offsetting lower custom manufacturing revenue and a 13% decrease in aniline sales volume due to the lost production.

       The Company has started up its 250-million-pound per year aniline facility located at Bayer Corporation's Baytown, Texas, chemical complex. The facility will be an integral part of Bayer's U. S. methyl diphenyl disocyanate
(MDI) manufacturing operations and is expected to more than double the Company's current aniline capacity.

       Engineered Products and Services pretax operating profits were $0.1 million, down $0.3 million from the prior year on 16% lower revenue. Steel operating results improved $0.7 million as sales grew 21% on a 27% increase in volume. Net interest income was down $0.6 million due to a lower net cash position, while net other income increased on the $8.3 million pretax gain from the Power Sources sale.

       This Form 10-Q includes foward-looking statements that are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors which could affect actual results, please refer to the Company's Form 10-K for the fiscal year ended December 31, 1997.

Capital Resources and Liquidity

       Cash flow from operating activities for the current year was $8.6 million. For the same period in the prior year, $1.0 million was used in operations due to a reduction in payables as well as accruals related to the disposition of Fertilizer and aluminum recovery operations. Net cash provided by investing activities in 1998 includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc. Cash flow used in financing activities included $6.2 million for the purchase of 236,200 shares of ChemFirst common stock. In 1997, $5.0 million was used in the purchase of 221,300 shares.

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27.1 - Financial Data Schedule

            Exhibit 27.2 - Financial Data Schedule

        (b) Reports on Form 8-K

            No report on Form 8-K was filed by the Registrant during the three months ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHEMFIRST INC.




May 12, 1998                           /s/  J. Kelley Williams
---------------------                  ---------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer




May 12, 1998                           /s/  R. Michael Summerford
---------------------                  ----------------------------------------
Date                                   R. Michael Summerford
                                       Vice President & Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBITS

      27.1  -  Financial Data Schedules

      27.2  -  Financial Data Schedules