Form 10-Q
period 1998-06-30
CHEMFIRST INC
filed 1998-08-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1998
                     ---------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              -----------------------   ----------------------

Commission File Number:    333-15789
                       -------------------

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

Registrant's Telephone Number, including Area Code:        601/948-7550
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

            Class                               Outstanding at July 31, 1998
--------------------------------              --------------------------------
  Common Stock, $1 Par Value                            18,996,672

                          Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)

                                                               June 30        Dec. 31
                                                                1998           1997
                                                             ----------     ----------
 Assets:
 Current assets
   Cash and cash equivalents                                 $    8,027          7,766
   Accounts receivable                                           69,819         77,526
   Inventories:
    Finished products                                            37,584         30,022
    Work in process                                              32,197         21,768
    Raw materials and supplies                                   23,471         23,592
                                                             ----------     ----------
       Total inventories                                         93,252         75,382
                                                             ----------     ----------
   Prepaid expenses and other current assets                     12,365         12,741
                                                             ----------     ----------
       Total current assets                                     183,463        173,415
                                                             ----------     ----------
 Investments and other assets                                    50,403         57,455
 Property, plant and equipment                                  390,945        366,876
   Less: accumulated depreciation and amortization              150,827        138,400
                                                             ----------     ----------
 Property, plant and equipment, net                             240,118        228,476
                                                             ----------     ----------
                                                             $  473,984        459,346
                                                             ==========     ==========


 Liabilities and Stockholders' Equity:
 Current liabilities
   Notes payable                                             $       --         20,700
   Current installments of long-term debt                           708            878
   Deferred revenue                                               4,457          2,964
   Accounts payable                                              30,282         46,229
   Accrued expenses and other current liabilities                27,545         24,585
                                                             ----------     ----------
     Total current liabilities                                   62,992         95,356
                                                             ----------     ----------
 Long-term debt                                                  59,682          4,865
 Deferred revenue and other liabilities                          26,019         19,076
 Deferred income taxes                                           19,220         18,352
 Minority interest                                                  700             --
 Stockholders' equity:
   Common stock                                                  19,053         20,031
   Additional paid-in capital                                    20,083         18,869
   Retained earnings                                            266,235        282,797
                                                             ----------     ----------
     Total stockholders' equity                                 305,371        321,697
                                                             ----------     ----------
                                                             $  473,984        459,346
                                                             ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)

                                                               3 Months Ended               6 Months Ended
                                                                  June 30                      June 30
                                                        -------------------------     -------------------------
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
 Revenues:
   Sales                                                $  115,958        111,179        227,326        221,899
   Interest and other income                                 1,088          1,309         10,679          3,715
                                                        ----------     ----------     ----------     ----------
                                                           117,046        112,488        238,005        225,614
                                                        ----------     ----------     ----------     ----------
 Costs and expenses:
   Cost of sales                                            90,242         85,611        176,672        170,729
   General, selling and
     administrative expenses                                16,713         15,094         32,356         28,757
   Other operating expenses                                  3,135          1,531          5,938          3,046
   Interest expense                                            472            142            567            225
                                                        ----------     ----------     ----------     ----------
                                                           110,562        102,378        215,533        202,757
                                                        ----------     ----------     ----------     ----------
 Earnings before income taxes                                6,484         10,110         22,472         22,857
 Income tax expense                                          2,530          3,992          8,765          9,028
 Equity in net earnings of equity investees                     --          1,757             --          2,165
                                                        ----------     ----------     ----------     ----------
   Net earnings                                         $    3,954          7,875         13,707         15,994
                                                        ==========     ==========     ==========     ==========


 Earnings per common share                              $     0.20           0.39           0.70           0.78
                                                        ==========     ==========     ==========     ==========
 Average shares outstanding                                 19,494         20,410         19,690         20,512


 Earnings per common share, assuming dilution           $     0.20           0.38           0.69           0.76
                                                        ==========     ==========     ==========     ==========
 Average shares outstanding                                 19,789         20,909         19,998         20,995


 Cash dividend declared
   per share                                            $     0.10           0.10           0.20           0.20



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)

                                                                                June 30
                                                                       --------------------------
                                                                          1998            1997
                                                                       ----------      ----------
 Cash flows from operations:
   Net earnings                                                        $   13,707          15,994
   Adjustments to reconcile earnings  to
    net cash provided by operations:
     Depreciation and amortization                                         13,602          10,659
     Gain on sale of equity investee                                       (8,269)             --
     Deferred taxes and other items                                         4,973          (1,190)
     Change in current assets and liabilities, net
      of effects of dispositions                                          (22,053)        (18,346)
                                                                       ----------      ----------
               Net cash provided by operations                              1,960           7,117
                                                                       ----------      ----------
 Cash flows from investing activities:
   Capital expenditures                                                   (24,193)        (43,295)
   Proceeds from sale of equity investee                                   18,986              --
   Proceeds from sale of subsidiary                                            --           2,100
   Other investing activities                                                 684           1,696
                                                                       ----------      ----------
              Net cash used in investing activities                        (4,523)        (39,499)
                                                                       ----------      ----------
 Cash flows from financing activities:
   Net borrowings - notes payable to banks                                 35,000              --
   Principal repayments of long-term debt                                    (304)           (471)
   Dividends                                                               (3,917)         (4,091)
   Purchase of common stock                                               (28,086)         (9,857)
   Proceeds from issuance of common stock                                     831             689
   Other financing activities                                                (700)             --
                                                                       ----------      ----------
              Net cash provided by (used in) financing activities           2,824         (13,730)
                                                                       ----------      ----------
 Net increase (decrease) in cash and cash equivalents                         261         (46,112)
 Cash and cash equivalents at beginning of period                           7,766          68,385
                                                                       ----------      ----------
 Cash and cash equivalents at end of period                            $    8,027          22,273
                                                                       ==========      ==========

 Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest , net of amounts capitalized                             $      564             258
                                                                       ==========      ==========
     Income taxes, net                                                 $    3,651           7,061
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


Note 2 - Sale Of Equity Investment

         On January 22, 1998, the Company sold its fifty percent interest in Power Sources, Inc. generating pretax cash proceeds of approximately $19,000. An after tax gain of $5,000 was recognized during the first quarter and a potential after tax gain of approximately $2,000 was deferred, pending resolution of contingencies related to the contract.


Note 3 - Effect Of Adopting Accounting Changes

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", in June 1997, effective for fiscal years beginning after December 15, 1997. The statement requires reporting comprehensive income (components include net income plus all changes to equity except those resulting from investments and distributions) directly in the financial statements and deals only with reporting and display issues versus recognition and measurement issues. Accordingly, there is no effect on the results of operations. The Company has immaterial transactions that meet the definition of other comprehensive income and, as such, has elected to omit disclosure as allowed by the statement under these circumstances.


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

         SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company currently hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge. The Company has not completed its analysis of SFAS No. 133 and accordingly has not determined what additional effect, if any, it may have on future operations and financial statement disclosure.


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

                                                Three Months Ended June 30,
                                              1998                      1997
                                        -------------            ---------------
                                        Shares    EPS            Shares      EPS
                                        ------    ---            ------      ---
                                            (Millions, except per share amounts)
Earnings per Common Share:
     Basic                              19.49   $    0.20        20.41     $    0.39
     Dilutive effect of CSEs             0.30          --         0.50         (0.01)
                                        -----   ---------        -----     ---------
     Diluted                            19.79   $    0.20        20.91     $    0.38
                                        =====   =========        =====     =========

                                                Six Months Ended June 30,
                                              1998                      1997
                                        -------------            ---------------
                                        Shares    EPS            Shares      EPS
                                        ------    ---            ------      ---
                                            (Millions, except per share amounts)
Earnings per Common Share:
     Basic                              19.69   $    0.70        20.51     $    0.78
     Dilutive effect of CSEs             0.31       (0.01)        0.48         (0.02)
                                        -----   ---------        -----     ---------
     Diluted                            20.00   $    0.69        20.99     $    0.76
                                        =====   =========        =====     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 1998 compared to the six months ended June 30, 1997

Consolidated Results

         Net earnings for the six months ended June 30, 1998 were $13.7 million versus $16.0 million for the same period of the prior year. Current year earnings include a $5.0 million gain from the January 1998 sale of Power Sources, Inc., a 50% equity affiliate. As a result of the PSI sale and the Melamine Chemicals sale in November 1997, there is no equity affiliate income in the current year. Excluding all income related to the operations and sale of equity affiliates, net earnings for the current year were down 37%, primarily due to lower chemical operating profits.

Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                                                 6 Months Ended, June 30
 Sales                                                            1998              1997
                                                             ------------      ------------
        Chemicals                                            $    152,273           146,491
        Engineered Products and Services                           34,244            37,590
        Steel                                                      40,809            37,818
                                                             ------------      ------------
                   Total                                     $    227,326           221,899
                                                             ============      ============

 Operating profit (loss) before income taxes
        Chemicals                                            $     17,876            25,097
        Engineered Products and Services                              618             1,301
        Steel                                                         326              (150)
                                                             ------------      ------------
                                                                   18,820            26,248
        Unallocated corporate expenses                             (5,102)           (5,271)
        Interest income (expense), net                                558             1,792
        Other income, net                                           8,196                88
                                                             ------------      ------------
                   Total                                     $     22,472            22,857
                                                             ============      ============


         Chemicals pretax operating profits were down 29% from the prior year as lower earnings from custom manufacturing and Pascagoula, Mississippi aniline operations more than offset the additional earnings of the Company's new Baytown, Texas aniline facility. Pascagoula operations were hurt by lower aniline production and increased expenses, primarily the result of plant maintenance during the first and second quarter. Also affecting chemicals operating profits were higher research and development, and general, selling and administrative expenses, up primarily due to acquisitions made in December 1997. Sales for the current year were up 4% as higher revenue from electronic chemicals and the addition of acylation derivatives and Baytown aniline sales offset lower custom manufacturing revenue and Pascagoula aniline production. The increase in electronic chemicals revenue was primarily due to increased hydroxylamine-based (HDA) product sales where higher volume more than offset lower unit sales prices.

         The Company's 250-million-pound per year Baytown, Texas aniline facility, built to supply Bayer Corporation's ("Bayer") Baytown MDI (methylene diphenyl diisocyanate) operations, started up in March 1998. The plant averaged approximately 75% of design capacity in the second quarter and is currently running near design rate. Sales to Bayer at Baytown are dependent upon the operation of the MDI facility, which is currently in start-up.

Engineered Products and Services pretax operating profits were $0.6 million, down from $1.3 million in the prior year on 9% lower revenue. While results for the first six months of the year were not significantly affected, results for the second half of the year and 1999 could be affected by the current low order inquiry form the Far East, however, the extent of such is presently unknown. Steel operating results were up $0.5 million as sales grew on a 9% increase in volume. Net interest income was down $1.2 million due to a lower net cash position and increased interest expense, while net other income increased on the $8.3 million pretax gain from the Power Sources sale.

Results of Operations - Three months ended June 30, 1998
compared to the three months ended June 30, 1997
Consolidated Results

         Net earnings for the three months ended June 30, 1998, were $4.0 million versus $7.9 million for the same period of the prior year. As a result of the Power Sources sale in January 1998 and the Melamine Chemicals sale in November 1997, there was no equity affiliate income in the current year second quarter. Prior year equity earnings include a $1.5 million gain from a Melamine technology sale. Excluding the income related to equity affiliates from the same quarter of the prior year, net earnings for the current quarter were down 35%, primarily due to lower chemical profits and lower net interest income.

Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                                                 3 Months Ended, June 30
 Sales                                                           1998              1997
                                                             ------------      ------------
        Chemicals                                            $     78,100            72,018
        Engineered Products and Services                           19,132            19,606
        Steel                                                      18,726            19,555
                                                             ------------      ------------
                   Total                                     $    115,958           111,179

 Operating profit (loss) before income taxes
        Chemicals                                            $      9,091            11,517
        Engineered Products and Services                              496               852
        Steel                                                        (208)                3
                                                             ------------      ------------
                                                                    9,379            12,372
 Unallocated corporate expenses                                    (2,928)           (3,003)
        Interest income , net                                          73               753
        Other income, net                                             (40)              (12)
                                                             ------------      ------------
                   Total                                     $      6,484            10,110
                                                             ============            ======

         Chemicals pretax operating profits were down 21% from the prior year as lower earnings from custom manufacturing and Pascagoula, Mississippi aniline operations more than offset the earnings of the Company's new Baytown, Texas aniline facility. Pascagoula operations were hurt by a decline in aniline production and increased expenses, primarily due to plant maintenance during the second quarter. Also affecting chemicals operations were higher research and development, and general, selling and administrative expenses, up primarily due to acquisitions made in December 1997. Sales for the current year were up 8% over the same period of the prior year as the addition of acylation derivatives and Baytown aniline sales and higher electronic chemicals revenue offset lower custom manufacturing revenue and Pascagoula aniline production. The increase in electronic chemicals revenue was primarily due to increased hydroxylamine-based
(HDA) product sales where higher volume more than offset lower unit sales prices. Electronic chemical sales for the current year second quarter were slightly below the first quarter's, reflecting lower pricing to Far East customers and a sluggish chip industry. Future product sales will be effected; however, the extent of such is presently not known.


         Engineered Products and Services pretax operating profits were $0.5 million, down from $0.9 million in the prior year on 2% lower revenue. Steel operating results were a loss of $0.2 million as sales declined on a 6% decrease in volume. Net interest income was down $0.7 million due to a lower net cash position and increased interest expense.


Capital Resources and Liquidity

         Cash flow from operating activities for the first six months of the current year was $2.0 million, down from $7.1 million for the same period in the prior year, primarily due to lower operating earnings. Net cash provided by investing activities in 1998 includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc. Cash flow used in financing activities included $28.1 million for the purchase of 1,083,900 shares of ChemFirst common stock. In 1997, $9.9 million was used in the purchase of 417,800 shares. Beginning with June 30, 1998, borrowings under bank revolving credit facilities were classified as long-term debt based on repayment projections.

Year 2000

The advent of the Year 2000 poses significant risks to many companies because of the calculation limitations imposed by equipment and systems limited to storing a year as a two-digit field (e.g. 1997 as "97"), which leads to computational errors when the years 2000 or later are used in calculations. A comprehensive review of all of the company's equipment and systems utilizing date or time functions began in 1997. In its analysis, the Company believes that, based on available information, the cost to upgrade equipment and systems for Year 2000 compliance should not have a material effect on its operating results or financial condition. Remediation efforts are scheduled to be complete in mid-1999. The Company cannot, however, reasonably estimate the potential impact on its financial position and operations if key suppliers and customers are not Year 2000 capable. Separately, the Company has elected to initiate installation of a company-wide Enterprise Resource Planning ("ERP") system to integrate all of the Company's information systems. This system will be Year 2000 compliant.

In 1997, the Company expended $3.0 million, and is projecting to spend approximately $6.0 million in 1998 and $3.0 million in 1999, with the material portion of the system planned for completion by mid-1999. It is important that this project meet this timetable to avoid the risks posed by the Year 2000.


Forward-Looking Statements

         This Form 10-Q includes forward-looking statements that are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the forward-looking statements included in this Form 10-Q. For additional information on those factors which could affect actual results, please refer to the Company's Form 10-K for the fiscal year ended December 31, 1997.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on May 27, 1998, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected four directors for terms to expire in 2000 and four directors for terms to expire in 2001, or until their successors are elected and qualify. The following votes were cast:

Directors with terms expiring in 2000:

Richard P. Anderson                                17,186,716             shares voted for
                                                 ------------
                                                      116,367             shares withheld
                                                 ------------

Michael J. Ferris                                  17,183,565             shares voted for
                                                 ------------
                                                      119,518             shares withheld
                                                 ------------

William A Percy, II                                17,188,087             shares voted for
                                                 ------------
                                                      114,996             shares withheld
                                                 ------------

R. Gerald Turner                                   17,162,158             shares voted for
                                                 ------------
                                                      140,925              shares withheld
                                                 ------------

Directors with terms expiring in 2001:

Paul A. Becker                                     17,190,152             shares voted for
                                                 ------------
                                                      112,931              shares withheld
                                                 ------------

James W. Crook                                     17,188,303             shares voted for
                                                 ------------
                                                      114,780              shares withheld
                                                 ------------

Dan F. Smith                                       17,188,013             shares voted for
                                                 ------------
                                                      115,070             shares withheld
                                                 ------------

Leland R. Speed                                    17,187,494             shares voted for
                                                 ------------
                                                      115,589             shares withheld
                                                 ------------

         Also, at the Annual Meeting Company stockholders voted on the proposals to approve the ChemFirst Inc. 1998 Long-Term Incentive Plan and the ChemFirst Inc. 1997 Employee Stock Purchase Plan as follows:

1998 Long-Term Incentive Plan                      14,868,950             shares voted for
                                                 ------------
                                                      380,001             shares voted against
                                                 ------------
                                                       90,363             shares withheld
                                                 ------------
                                                    1,963,769             shares broker nonvotes
                                                 ------------

1997 Employee Stock Purchase Plan                  15,132,815             shares voted for
                                                 ------------
                                                      122,059             shares voted against
                                                 ------------
                                                       84,440             shares withheld
                                                 ------------
                                                    1,963,769             shares broker nonvotes
                                                 ------------

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27.1 - Financial Data Schedule

            Exhibit 27.2 - Financial Data Schedule

        (b) Reports on Form 8-K

            No report on Form 8-K was filed by the Registrant during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CHEMFIRST INC.




August 10, 1998                          /s/  J. Kelley Williams
-------------------------                -------------------------------------
Date                                     J. Kelley Williams
                                         Chairman and Chief Executive Officer




August 10, 1998                          /s/  R. Michael Summerford
-------------------------                -------------------------------------
Date                                     R. Michael Summerford
                                         Vice President & Chief
                                         Financial Officer

                                  EXHIBIT INDEX

EXHIBITS               DESCRIPTION
--------               -----------
       27.1  -  Financial Data Schedules

       27.2  -  Financial Data Schedules