Form 10-Q
period 1998-09-30
CHEMFIRST INC
filed 1998-11-13
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended   September 30, 1998
                                      -----------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to ______________

Commission File Number:      333-15789


                                 ChemFirst Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Mississippi                               64-0679456
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

         700 North Street, Jackson, MS                      39202-3095
--------------------------------------------------------------------------------
             (Address of principal                          (Zip Code)
               executive offices)

Registrant's Telephone Number, including Area Code:  601/948-7550
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
             ---      ---

                 Class                  Outstanding at October 31, 1998
     --------------------------         -------------------------------
     Common Stock, $1 Par Value                   18,804,302

                             Part I. Financial lnfo

Item 1. Financial Statements
                                  ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                             (In Thousands of Dollars)


                                                           September 30  December 31
                                                               1998         1997
                                                           ------------  -----------
Assets:
Current assets
  Cash and cash equivalents                                $    11,712      7,766
  Accounts receivable                                           55,045     63,252
  Inventories:
   Finished products                                            35,773     22,281
   Work in process                                              19,970     15,760
   Raw materials and supplies                                   11,201     11,481
                                                           -----------    -------
      Total inventories                                         66,944     49,522
                                                           -----------    -------
  Prepaid expenses and other current assets                     11,534     11,188
  Net current assets of discontinued operations                 26,837     27,997
                                                           -----------    -------
      Total current assets                                     172,072    159,725
                                                           -----------    -------
Investments and other assets                                    50,090     56,955
Property, plant and equipment                                  367,178    335,190
  Less: accumulated depreciation and amortization              140,651    123,629
                                                           -----------    -------
Property, plant and equipment, net                             226,527    211,561
Noncurrent assets of discontinued operations                         -     17,416
                                                           -----------    -------
                                                           $   448,689    445,657
                                                           -----------    -------

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                            $         -     20,700
  Current installments of long-term debt                           250        277
  Deferred revenue                                               3,080      2,964
  Accounts payable                                              17,506     34,097
  Accrued expenses and other current liabilities                24,234     23,629
                                                           -----------    -------
    Total current liabilities                                   45,070     81,667
                                                           -----------    -------
Long-term debt                                                  68,895      3,941
Deferred revenue and other liabilities                          26,575     19,076
Deferred income taxes                                           17,019     18,352
Noncurrent liabilities of discontinued operations                    -        924
Minority interest                                                  700          -
Stockholders' equity:
  Common stock                                                  18,813     20,031
  Additional paid-in capital                                    21,852     18,869
  Retained earnings                                            249,765    282,797
                                                           -----------    -------
    Total stockholders' equity                                 290,430    321,697
                                                           -----------    -------
                                                           $   448,689    445,657
                                                           ===========    =======

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
          (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                                     3 Months Ended               9 Months Ended
                                                                       September 30                September 30
                                                                  ----------------------       ---------------------
                                                                    1998           1997          1998          1997
                                                                  --------        ------       -------       -------
Revenues:
  Sales                                                           $ 91,589        87,842       278,105       271,923
  Interest and other income                                          3,096         1,573        13,756         5,278
                                                                  --------        ------       -------       -------
                                                                    94,685        89,415       291,861       277,201
                                                                  --------        ------       -------       -------
Costs and expenses:
  Cost of sales                                                     66,485        61,235       204,226       195,558
  General, selling and
    administrative expenses                                         14,507        15,165        45,306        42,350
  Other operating expenses                                           3,923         1,420         9,847         4,463
  Interest expense                                                     800            63         1,271           223
                                                                  --------        ------       -------       -------
                                                                    85,715        77,883       260,650       242,594
                                                                  --------        ------       -------       -------
Earnings before income taxes                                         8,970        11,532        31,211        34,607
Income tax expense                                                   3,495         4,556        12,170        13,669
Equity in net earnings of equity investees                               -           203             -         2,368
Earnings from continuing operations                                  5,475         7,179        19,041        23,306
Loss from discontinued operations, net of tax benefit               (1,212)         (382)       (1,071)         (512)
Loss on disposal, net of tax benefit                               (11,950)            -       (11,950)            -
                                                                  --------        ------       -------       -------
  Net earnings (loss)                                             $ (7,687)        6,797         6,020        22,794
                                                                  --------        ------       -------       -------
Earnings (loss) per common share:
Continuing operations                                                 0.29          0.35          0.98          1.14
Discontinued operations                                              (0.07)        (0.02)        (0.06)        (0.03)
Net loss on disposal of business                                     (0.63)            -         (0.61)            -
                                                                  --------        ------       -------       -------
  Net earnings (loss)                                             $  (0.41)         0.33          0.31          1.11
                                                                  --------        ------       -------       -------
Average shares outstanding                                          18,926        20,354        19,435        20,459

Earnings (loss) per common share, assuming dilution:
Continuing operations                                                 0.29          0.35          0.97          1.11
Discontinued operations                                              (0.06)        (0.02)        (0.05)        (0.02)
Net loss on disposal of business                                     (0.63)            -         (0.61)            -
                                                                  --------        ------       -------       -------
  Net earnings (loss)                                             $  (0.40)         0.33          0.31          1.09
                                                                  ========        ======       =======       =======
Average shares outstanding                                          19,088        20,839        19,695        20,943

Cash dividend declared
  per share                                                       $   0.10          0.10          0.30          0.30



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                                            September 30
                                                                                       ----------------------
                                                                                         1998          1997
                                                                                       --------       -------
Cash flows from operations:
  Net earnings                                                                         $  6,020        22,794
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                                        18,708        13,711
    Loss on disposal of subsidiary                                                       11,950             -
    Gain on sale of equity investee                                                      (8,269)            -
    Undistributed earnings of affiliates                                                      -        (3,907)
    Deferred taxes and other items                                                        2,969         1,907
    Change in current assets and liabilities, net
     of effects of dispositions                                                         (18,394)      (17,043)
    Net losses from discontinued operations                                               1,071           512
                                                                                       --------       -------
              Net cash provided by continuing operations                                 14,055        17,974
              Net cash provided by (used in) discontinued operations                     (1,094)        1,476
                                                                                       --------       -------
              Net cash provided by operating activities                                  12,961        19,450
                                                                                       --------       -------
Cash flows from investing activities:
  Capital expenditures                                                                  (32,421)      (63,948)
  Proceeds from sale of equity investee                                                  18,986             -
  Proceeds from sale of subsidiary                                                            -         2,100
  Other investing activities                                                                905         1,535
                                                                                       --------       -------
              Net cash used in investing activities, continuing operations              (12,530)      (60,313)
              Net cash used in investing activities, discontinued operations               (745)       (1,840)
                                                                                       --------       -------
              Net cash used in investing activities                                     (13,275)      (62,153)
                                                                                       --------       -------
Cash flows from financing activities:
  Net borrowings - notes payable to banks                                                45,000         5,000
  Principal repayments of long-term debt                                                    (17)          (16)
  Dividends                                                                              (5,791)       (6,132)
  Purchase of common stock                                                              (35,370)      (12,179)
  Proceeds from issuance of common stock                                                  1,579         1,342
  Other financing activities                                                               (700)            -
                                                                                       --------       -------
             Net cash provided by (used in) financing activities, continuing
               operations                                                                 4,701       (11,985)
             Net cash used in financing activities, discontinued operations                (441)         (603)
                                                                                       --------       -------
             Net cash provided by (used in) financing activities                          4,260       (12,588)
                                                                                       --------       -------
Net increase (decrease) in cash and cash equivalents                                      3,946       (55,291)
Cash and cash equivalents at beginning of period                                          7,766        68,385
                                                                                       --------       -------
Cash and cash equivalents at end of period                                             $ 11,712        13,094
                                                                                       --------       -------
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                               $  1,211           357
                                                                                       --------       -------
    Income taxes, net                                                                  $  6,065         7,467
                                                                                       ========       =======



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

Note 2 - Discontinued Operations

        The assets and liabilities of the discontinued steel operations have been segregated in the consolidated financial statements along with other (net current discontinued assets of $400 and $176 at September 30, 1998 and December 31, 1997, respectively) discontinued operations. Based on the steel disposal plan, the net assets of the steel business are classified as current at September 30, 1998. The following is the composition of those steel assets and liabilities at September 30, 1998 and December 31, 1997:

                                                    September 30  December 31
                                                       1998          1997
                                                     --------      --------
Receivables                                          $ 10,607        14,274
Inventories                                            13,319        26,191
Prepaid expenses and other current assets              15,000         1,045
Current instalments of long-term debt                  (1,084)         (601)
Accounts payable                                       (5,853)      (12,132)
Accrued expenses and other current liabilities         (5,552)         (956)
                                                     --------      --------
Net current assets of discontinued operations        $ 26,437        27,821
                                                     ========      ========

Noncurrent assets of discontinued operations         $      0        17,416
                                                     ========      ========

Long-term liabilities of discontinued operations     $      0           924
                                                     ========      ========

The statements of operations have been reclassified to separate discontinued and continuing operations. Operating losses from discontinued operations include interest expense allocations, based on the ratio of net assets of discontinued operations to consolidated net assets plus debt, of $59 and $10 for the three-month, and $127 and $36 for the nine-month periods ending September 30, 1998 and 1997, respectively (capitalized interest allocated was $25 and $87 for the three-month and nine-month periods ending September 30, 1998, with no capitalized interest allocated for 1997). Revenues and net losses of discontinued operations for the three and nine month periods ended September 30, 1998 and 1997 were as follows:

                                                   Three months                Nine months
                                                   September 30                September 30
                                               1998           1997          1998          1997
                                             --------        ------        ------        ------
Sales and revenues                           $ 13,790        18,252        54,620        56,079
                                             ========        ======        ======        ======

Losses from operations before taxes          $ (1,902)         (631)       (1,671)         (846)
Income tax benefit                                690           249           600           334
                                             --------        ------        ------        ------
Losses from discontinued operations, net     $ (1,212)         (382)       (1,071)         (512)
                                             ========        ======        ======        ======

Note 3 - Sale Of Equity Investment

         On January 22, 1998, the Company sold its fifty percent interest in Power Sources, Inc. generating pretax cash proceeds of approximately $19,000. An after tax gain of $5,000 was recognized during the first quarter and a potential after tax gain of approximately $2,000 was deferred, pending resolution of contingencies related to the contract.

Note 4 - Effect Of Adopting Accounting Changes

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

       SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997, effective for fiscal years beginning after December 15, 1997. The statement requires a "management approach," based on the way management organizes segments internally for making operating decisions and assessing performance, to provide selected reporting information. The Company has not yet completed its analysis of SFAS No. 131 and accordingly has not yet determined what effect, if any, it may have on future financial statement disclosure.

         In March 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP identifies the characteristics of internal-use software and provides guidance for accounting treatment of costs for computer software developed or obtained for internal use as related to capitalization or expense decisions. The statement is effective for fiscal years beginning after December 15, 1998. In April 1998, AcSEC released SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP broadly defines start-up activities and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of these statements is not expected to have a material impact on the Company's financial statements.

         SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company currently hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income and generally offset the transaction losses or gains on the foreign currency cash flows that they are intended to hedge. The Company has not completed its analysis of SFAS No. 133 and accordingly has not determined what additional effect, if any, it may have on future operations and financial statement disclosure.

Note 5 - Earnings Per Share

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

                                                Three Months Ended September 30
                                                 1998                     1997
                                        --------------------       -------------------
                                        Shares         EPS         Shares         EPS
                                        ------       -------       ------       ------
                                             (Millions, except per share amounts)
Earnings per Common Share:
     Basic                              18.93        $ (0.41)      20.35        $ 0.33
     Dilutive effect of CSEs             0.16           0.01        0.49             -
                                        -----        -------       -----        ------
     Diluted                            19.09        $ (0.40)      20.84        $ 0.33
                                        =====        =======       =====        ======

                                                Three Months Ended September 30
                                                 1998                     1997
                                        --------------------       -------------------
                                        Shares         EPS         Shares         EPS
                                        ------       -------       ------       ------
                                             (Millions, except per share amounts)
Earnings per Common Share:
     Basic                              19.44        $  0.31       20.46        $ 1.11
     Dilutive effect of CSEs             0.26              -        0.48         (0.02)
                                        -----        -------       -----        ------
                       Diluted          19.70        $  0.31       20.94        $ 1.09
                                        =====        =======       =====        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

Consolidated Results

         Earnings from continuing operations for the nine months ending September 30, 1998 were $19.0 million versus $23.3 million for the same period of the prior year. Current year earnings reflect a $5.0 million gain from the January 1998 sale of Power Sources, Inc. (PSI). With the PSI sale, and the Melamine Chemicals, Inc. sale in November 1997, the company has no current equity affiliate earnings. Excluding all income related to the operation and sale of equity affiliates, earnings from continuing operations for the current year were down 33%, primarily due to lower gross margins in chemicals operations, expenses for chemical mechanical planarization (CMP) product development and lower net interest income. Chemicals' gross margin percentage declined primarily due to lower aniline production and higher maintenance expenses at the Pascagoula, Mississippi plant and weaker custom manufacturing demand.

Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                                 Nine Months Ended
                                                   September 30
                                             ------------------------
                                                1998           1997
                                             ---------      ---------
Sales
       Chemicals                             $ 227,025        216,234
       Engineered Products and Services         51,080         55,689
                                             ---------      ---------
                  Total Sales                $ 278,105        271,923
                                             =========      =========

Operating profit:
       Chemicals                             $  28,313         38,005
       Engineered Products and  Services         1,411          2,220
                                             ---------      ---------
                                                29,724         40,225
       Unallocated corporate expenses           (7,059)        (8,351)
       Interest income, net                        381          2,437
       Other income, net                         8,165            296
                                             ---------      ---------
                                             $  31,211         34,607
                                             =========      =========

         Chemicals pretax operating profits were down 26% from the prior year as lower results from Pascagoula aniline operations, adverse markets for some custom manufacturing customers and lower prices for nitrobenzene and some specialty chemicals more than offset earnings from the Company's Baytown, Texas aniline facility which started up in March 1998. Pascagoula operations were hurt by a decline in aniline production and increased expenses, primarily the result of plant maintenance during the first and second quarter and Hurricane Georges late in the third quarter. Also affecting current year chemicals operating profits were development expenses for chemical mechanical planarization (CMP) products. Sales for the current year were up 5% as the addition of acylation derivatives and Baytown aniline sales and higher revenue from electronic chemicals more than offset lower custom manufacturing revenue and Pascagoula aniline sales volume.

         Engineered Products and Services pretax operating profits for the current year were $1.4 million versus $2.2 million in the prior year. Results include a $1.1 million gain for the sale of a small product line. Excluding the gain, results were down from the prior year primarily due to lower sales and to losses in some international markets.

         Net interest income was down $2.1 million due to a lower net cash position and increased interest expense, while net other income increased on the $8.3 million pretax gain from the Power Sources sale. Unallocated corporate expenses were down $1.3 million due to a reduction in benefit plan accruals tied to the price of the Company's stock.

Results of Operations - Three months ended September 30, 1998 compared to the three months ended September 30, 1997

Consolidated Results

         Earnings from continuing operations for the three months ended September 30, 1998, were $5.5 million versus $7.2 million for the same period of the prior year. As a result of the Power Sources sale in January 1998 and the Melamine Chemicals sale in November 1997, there is no equity affiliate income in the current year. Excluding from the same quarter of the prior year $0.2 million in income related to equity affiliates, earnings from continuing operations for the current quarter were down 22%, primarily due to a lower gross margins in chemicals operations, expenses for chemical mechanical planarization (CMP) product development and lower net interest income. The gross margin percentage declined primarily due to lost aniline production and expenses associated with Hurricane Georges at the Pascagoula, Mississippi plant and weaker custom manufacturing demand.

Results of Operations - Three months ended September 30, 1998 compared to the three months ended September 30, 1997

Segment Operations

                          Industry Segment Information
                            (In Thousands of Dollars)

                                              Three Months Ended
                                                September 30
                                            ----------------------
                                              1998          1997
                                            --------      --------
Sales
       Chemicals                            $ 74,753        69,743
       Engineered Products and Services       16,836        18,099
                                            --------      --------
                  Total                     $ 91,589        87,842
                                            ========      ========

Operating profit:
       Chemicals                            $ 10,437        12,908
       Engineered Products and Services          793           919
                                            --------      --------
                                              11,230        13,827
       Unallocated corporate expenses         (1,957)       (3,080)
       Interest income (expense), net           (271)          577
       Other income (expense), net               (32)          208
                                            --------      --------
                                            $  8,970        11,532
                                            ========      ========

       Chemicals pretax operating profits were down 19% from the prior year as lower results from Pascagoula aniline operations, lower earnings from custom manufacturing and lower prices for nitrobenzene and some specialty chemicals more than offset the addition of earnings from the Company's new Baytown, Texas aniline facility. In addition, Pascagoula operations were hurt by Hurricane Georges, which hit on September 28, 1998. The hurricane losses are covered by insurance subject to a $1.0 million deductible, which was recorded in the third quarter. Also affecting current year chemicals operating profits were development expenses for chemical mechanical planarization (CMP) products. Sales for the current quarter were up 7%, primarily due to the addition of Baytown aniline production.

         Engineered Products and Services pretax operating profits for the quarter were $0.8 million, down from $0.9 million in the prior year. Results include a $1.1 million gain for the sale of a small product line. Excluding the gain, results were down from the prior year primarily due to lower sales and to losses in some international markets.

         Net interest income was down $0.8 million due to a lower net cash position and increased interest expense. Unallocated corporate expenses were down $1.1 million due to a reduction in compensation plan accruals tied to the price of the Company's stock.

Capital Resources and Liquidity

       Cash flow provided by continuing operations activities for the first nine months of the current year was $14.1 million, down from $18.0 million for the same period in the prior year, primarily due to lower operating earnings. Net cash provided by investing activities in 1998 includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc. Cash flow used in financing activities includes $35.4 million for the purchase of 1,458,900 shares of ChemFirst common stock. In 1997, $12.2 million was used in the purchase of 508,000 shares.

Discontinued Operations

        During the year, the U. S. steel industry has been hurt by imports from Japan, Korea and other countries with weak currencies and little domestic market for their products. This has led to a sharp decline in steel orders and margins for the Company. Steel's pretax operating loss of $1.9 million ($1.2 million after tax) for the third quarter of 1998 came on a 32% reduction in volume and a 22% decline in unit contribution versus the same period of the prior year.

       During the third quarter of the current year, the Company finalized plans to dispose of its steel operations by the end of 1999 and reclassified this business as discontinued. In October 1998, the Company announced it had reached an understanding of principal terms for the sale of the steel business to a strategic buyer. Since that time, negotiations with this potential buyer have ceased. The Company is continuing, however, with its plan to dispose of its steel operations by the end of 1999. An anticipated loss on disposal of $12.0 million, net of applicable income taxes of $6.0 million, was recorded at September 30, 1998 and was primarily related to the write down of assets to their estimated fair market value. Proceeds from the disposition are currently estimated at $32 million.

Year 2000

         The advent of the Year 2000 poses significant risks to many companies because of calculation limitations imposed by some equipment and systems limited to storing a year as a two-digit field (e.g. 1998 as "98"), which may lead to computational errors when the years 2000 or later are used in calculations. In 1996, the Company began a study which led to the purchase in 1997 of a company-wide Enterprise Resource Planning ("ERP") system to integrate the

Company's information systems, replacing small, stand-alone purchased systems which are fully depreciated. The ERP system will be Year 2000 compliant, with the material portion of the system planned for completion by the middle of 1999. Installation is being completed in stages, with the first sites scheduled for conversion by the end of this year. In 1997, the Company expended $3.0 million, and is projecting to spend approximately $6.0 million in 1998 and $3.0 million in 1999 on this project. If difficulties are encountered which delay the ERP system implementation, contingency plans provide for the purchase of select, Year 2000 compliant personal computer software products, the cost of which should not be material.

         A corporate wide survey of other information technology ("IT") and non-IT equipment and systems utilizing date or time functions has been undertaken. An initial assessment, which is subject to further review, indicates a cost to remediate of less than $600,000, most of which will be incurred in 1999. Final assessment should be completed by the end of 1998. Remediation, including verification testing, of most non-compliant systems, equipment and software is targeted for completion by April 30, 1999, however, some remediations at the Pascagoula facility will occur in the fourth quarter of 1999 to coincide with the next scheduled plant maintenance turnaround. Contingency plans are currently being developed in the event the remediations do not occur or are delayed. Severe delay or widespread failure affecting both the remediation effort and the contingency plans, although not expected, could have a material effect on the Company's financial condition and results of operations.

         Key customers, as well as service and raw material suppliers, are being surveyed about their Year 2000 readiness. Depending on their responses, contingency plans will be developed as appropriate. It is anticipated that this process will be completed no later than September 30, 1999. Although the Company cannot quantify the precise effect, significant or prolonged disruptions of key customers or suppliers could have a material effect on the Company's financial condition and results of operations. For example, the majority of aniline produced by the Company is sold through long-term contracts to a few customers. Their inability to utilize the Company's aniline could have a material adverse effect.

Forward-Looking Statements

          Certain statements included in this Form 10-Q which relate to the Year 2000, the discontinuance of steel operations, possible additional gains from the sale of Power Sources, Inc. and insurance recoveries related to recent hurricane damage, as well as other statements in this Form 10-Q that are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of the downturn in Asian or other foreign markets, successful installation of the Company's new ERP system, the inability of the Company to either resolve the Company's Year 2000 issues or to accurately estimate the costs associated with Year 2000 compliance, the resolution of contingencies related to the sale of Power Sources, Inc., insurance coverage related to hurricane damage to the Company's Pascagoula facility and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1997.

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit 27.1 - Financial Data Schedule

                 Exhibit 27.2 - Financial Data Schedule

             (b) Reports on Form 8-K

                 No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1998.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHEMFIRST INC.


November 11, 1998                           /s/ J. Kelley Williams
-----------------------------------         ------------------------------------
Date                                        J. Kelley Williams
                                            Chairman and Chief Executive Officer




November 11, 1998                           /s/ Troy B. Browning
-----------------------------------         ------------------------------------
Date                                        Troy B. Browning
                                            Controller (Principal Accounting
                                            Officer)

                                  EXHIBIT INDEX




EXHIBITS

      27.1  -  Financial Data Schedules

      27.2  -  Financial Data Schedules