Form 10-K405
period 1998-12-31
CHEMFIRST INC
filed 1999-03-29
CIK 1026601

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                             ---------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1999 (based on the closing sale price of $21.5625 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $367,698,585.

     The number of shares of the Registrant's Common Stock outstanding as of March 18, 1999 is 18,360,735.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required to be disclosed in this Form 10-K is incorporated by reference to the Company's 1998 Annual Report to Stockholders and the Company's definitive Proxy Statement for the May 25, 1999 annual meeting of stockholders. The location of the incorporated information is as follows:

                 PART I OF FORM 10-K                             LOCATION IN ANNUAL REPORT
                 -------------------                             -------------------------
Item 1.   Business......................................  Notes 2 and 12 in Financial Review Insert

                 PART II OF FORM 10-K
                 --------------------
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters...................  p. 12
Item 6.   Selected Financial Data.......................  p. 2
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations....................................  Financial Review Insert
Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk...................................  See Management's Discussion and Analysis
                                                          of Financial Condition and Results of
                                                          Operations in Financial Review Insert
Item 8.   Financial Statements and Supplementary Data...  Financial Review Insert

                                                                    LOCATION IN DEFINITIVE
                 PART III OF FORM 10-K                                 PROXY STATEMENT
                 ---------------------                              ----------------------
Item 10.  Directors and Executive Officers of the
          Registrant....................................  pp. 4-7; 10-12
Item 11.  Executive Compensation........................  pp. 10; 11; 13-21
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.........................  pp. 2; 3; 8-10
Item 13.  Certain Relationships and Related
          Transactions..................................  p. 17

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The principal businesses of ChemFirst Inc. (the "Company") involve the production of electronic and other specialty chemicals for use in the semiconductor industry and in agricultural, pharmaceutical, polymer, photographic and photosensitive applications, as well as the production of polyurethane chemicals. The Company has reclassified the engineered products and services operation and the steel operation as discontinued operations pending disposition of these businesses. It is anticipated that the disposition of the engineered products and service business will take place during 1999. The Company also plans to divest the steel business in 1999, although adverse industry conditions have hampered this effort.

     At March 1, 1999, the Company had 1,087 employees, which includes employees of the parent company and all subsidiaries.

  Recent History

     The Company was incorporated in Mississippi in 1983 under the name Omnirad, Inc., as a wholly-owned subsidiary of First Mississippi Corporation ("First Mississippi"). In November 1996, in anticipation of the Distribution (as defined below), the Company's name was changed from Omnirad, Inc. to ChemFirst Inc. On December 23, 1996 (the "Distribution Date"), First Mississippi contributed all of its assets and subsidiaries, other than those relating to its fertilizer business, to the Company, which at that time was a wholly owned subsidiary of First Mississippi and had engaged in no activities during the previous five years. First Mississippi then spun off the Company in a tax-free distribution of the Company's common stock to First Mississippi shareholders (the "Distribution") on the Distribution Date. The Distribution occurred immediately prior to and in connection with the merger of First Mississippi with a wholly owned subsidiary of Mississippi Chemical Corporation on December 24, 1996, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 27, 1996. The Company has operated as a publicly held entity since the Distribution Date. Prior to the Distribution Date, the Company's subsidiaries were subsidiaries of First Mississippi and the Company's operations were conducted through subsidiaries of First Mississippi.

  Recent Developments

     On December 31, 1997, the Company acquired the acylation derivatives business of Clariant Corporation. This business is conducted through TriQuest, L.P., a limited partnership in which the Company owns an 87.5% interest, with the remaining 12.5% interest owned by former members of Clariant Corporation's acylation derivatives management group who are also employees of TriQuest. This acylation derivatives business is involved in the development and marketing of derivatives of 4-hydroxyacetophenone for deep ultraviolet ("DUV") photoresist resin applications for advanced integrated circuits with line geometries of 0.25 microns and below and for polymer additives and specialty adhesives. Also on December 31, 1997, the Company acquired certain chemical mechanical planarization ("CMP") assets of Baikowski International Corporation, a subsidiary of Baikowski Chimie, SA, and the CMP assets of Moyco Technologies, Inc. and its affiliate, Sweet Pea Technologies, Inc. The acquisition of these CMP assets provided the Company with an entrance into the CMP market, which includes mechanical polishing of silicon wafers utilizing a slurry of abrasives and chemicals to produce a flatter surface for shorter wavelength lithography. Acylation derivatives and CMP are included in the Company's Electronic and Other Specialty Chemicals segment.

     On January 22, 1998, the Company sold its 50% interest in Power Sources, Inc. ("PSI") to Trigen Energy Corporation ("Trigen") for approximately $20.0 million. As of January 21, 1999, there are contingencies specified in the purchase and sale agreement with Trigen that could result in the Company refunding as much as $750,000 of the proceeds referenced above, and accordingly, the Company has classified these proceeds as deferred revenue pending resolution of the contingencies. The Company no longer has an ownership interest in PSI. The Company's disposition of its interests in PSI and the planned disposition of the engineered products and services business and the steel business is in furtherance of the Company's strategy to focus on chemicals.

  Forward-Looking Statements

     In addition to historical information, this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company in the Company's press releases, Annual Report to Stockholders and other filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, product demand by key customers, the timely completion and start-up of construction projects, the timing and completion of the Company's anticipated sale of the engineered products and services business and the disposition of the steel business, pricing pressure as a result of the continued downturn in Asian and other international markets, successful installation of the new company-wide Enterprise Resource Planning system to integrate the Company's information systems, the inability of the Company to either resolve the Company's Year 2000 issues or to accurately estimate the costs associated with Year 2000 compliance, the resolution of contingencies related to the sale of Power Sources, Inc., insurance coverage related to hurricane damage to the Company's Pascagoula facility and other factors as may be discussed herein.

     The following contains further discussion of the Company's business and properties as grouped by its Electronic and Other Specialty Chemicals segment and its Polyurethane Chemicals segment. Financial information regarding the Company's segments, which includes sales, pretax operating results and identifiable assets, is provided in Note 12 of the Consolidated Financial Statements, incorporated by reference. Also discussed below is information regarding the Company's engineered products and services business and steel business which are reported as discontinued operations in anticipation of the disposition of these operations. As used in this report, the term "Company" includes subsidiaries of the registrant.

ELECTRONIC AND OTHER SPECIALTY CHEMICALS

  General

     The Company's Electronic and Other Specialty Chemicals segment produces specialty chemicals for use by others in electronic, agricultural, pharmaceutical, polymer and photosensitive applications. These chemicals are typically produced by multi-step batch processing. These products are sold both on specification and performance and must typically be qualified for use by the customer in addition to meeting certain specifications. The chemicals in this segment are sold in smaller volumes and have a higher value added component than those associated with the polyurethane chemicals. Another commonality of the chemicals sold in this segment is the Company's focus on applied research. Whereas the primary focus for many of the Company's customers in this segment is on basic discovery, much of the Company's focus is on development of products and processes for our customers' next generation semiconductors, pharmaceutical, agricultural or consumer products. These chemicals are produced at facilities in Hayward, California, East Kilbride, Scotland, Pascagoula, Mississippi, Tyrone, Pennsylvania and Dayton, Ohio.

     Purchasers of electronic chemicals, who are typically end-users, acquire the product to achieve a specific performance objective. As with the other specialty chemicals, these chemicals have very specific uses, although the customer base is often larger than for other specialty chemicals. The production and sale of these chemicals are labor intensive and are usually dependent on highly technical proprietary formulae and a sophisticated, well-trained applications engineering staff. The Company's electronic chemicals are used in the semiconductor and related industries. These chemicals include organic post-metal cleaning solutions which remove photoresist and dry-etch residue during the manufacture of semiconductors, post-dry-etch polymer removers, deep ultraviolet resins for production of photoresists, and other performance chemicals and materials for cleaning and polishing silicon wafers in semiconductor manufacturing. The Company's electronic and other specialty chemicals accounted for approximately 59%, 60% and 61% of the Company's consolidated sales for 1998, 1997 and 1996, respectively.

     Most of the Company's other specialty chemicals are sold to a narrow base of customers, which are either end-users or producers of performance chemicals. Because of their specialized, complex molecular structure, these products are designed for specific end-use for one or two customers and significant technical service is expected by the customer. The key to successful production of these specialty chemicals is identifying the markets for the product and developing a chemical synthesis production route and process. These chemicals are sold as intermediates to other specialty chemical producers and to agricultural, electronic, pharmaceutical, polymer and cosmetics companies for use in herbicides, a plant growth regulator, plastic curatives, cosmetics, protease inhibitors, rubber processing chemicals, optical brighteners, dyestuffs and pigments, and photoinitiators. The Company makes substantial sales of a herbicide ingredient to one manufacturer under an agreement that will expire in 2002.

     The Company owns and operates electronic chemical manufacturing facilities in Hayward, California and East Kilbride, Scotland. The Company's 65,000 square foot California facility includes offices, research and development labs and manufacturing and packaging facilities. The California facility currently utilizes approximately 70% of production capability on a one-shift, five-day basis. During 1998, the Company completed an expansion and improvement project at its 26,300 square-foot Scotland facility. The Scotland facility currently utilizes approximately 80% of available production capability on a one-shift, five-day basis. Utilization is expected to drop to about 40% within several months when full capacity and expected operating efficiencies from the 1998 expansion are brought fully online. Thus, the Company has substantial capacity to expand production. The Company leases office and applications engineering lab space in Kawasaki City, Japan to provide marketing and technical support for the Japanese electronic chemical markets, and also leases an applications laboratory in Phoenix, Arizona for the development of CMP products.

     The Company produces specialty chemicals manufactured to the specifications and performance criteria of its customers ranging from gram to commercial manufacturing quantities. These multifunctional manufacturing facilities enable the Company to perform multi-step batch and continuous processing of specialties and custom production of complex fine chemicals. The Company has versatile facilities that use numerous reactors capable of producing custom fine chemicals in quantities ranging from the very small amounts needed for initial product testing, through pilot plant production of developmental quantities and continuing through commercial production. Although historically customers have purchased relatively small quantities of certain specialty chemicals, primarily for their new product development and market testing, recently the sale of commercial quantities of product has increased significantly as the trend to outsource strengthens. Companies involved in the mass production of chemically based agricultural, pharmaceutical and consumer products often find it expensive and inefficient to manufacture small quantities of the complex chemicals required for new product development or products with limited markets. By providing a versatile array of manufacturing capabilities, related services and capacity to a number of such companies, the Company achieves economies of scale and is able to manufacture certain fine specialty chemicals more economically and timely than they can be manufactured by its customers. As a result, customers can reduce the time to market and capital exposure associated with the manufacture and marketing of their new developmental products and are able to better utilize and focus their own manufacturing capacity and research and development abilities.

     The Company produces specialty and electronic chemicals at Tyrone, Pennsylvania, Dayton, Ohio and Pascagoula, Mississippi. All of these facilities are owned by the Company. Annual production capacity at the Tyrone facility is between 4.5 million and 6.0 million pounds, depending on the product mix and the type of processing required. Production in 1998 was approximately 6.0 million pounds. During 1998, the Company completed an expansion at the Dayton facility for the production of DUV photoresist resins. The Dayton facility also includes a cGMP (current Good Manufacturing Practices) pilot plant for scale-up work and production of small quantities of fine and pharmaceutical chemicals. Annual production capacity at Dayton is between 1.5 million and 2.0 million pounds depending on the product mix and the type of processing required. Production in 1998 was approximately 1.0 million pounds. Specialty chemical production capacity at Pascagoula is between 70 million and 80 million pounds, depending on the product mix and the processing required. Production at this facility was approximately 61 million pounds during 1998. At these sites, the Company has differentiated itself by its capacity to manufacture electronic and/or other specialty chemicals using multi-step batch processing combined with the capability to produce specialty chemicals through continuous process technology. In addition, the Company outsources the manufacture of selected small volume chemicals.

  Marketing and Sales

     Electronic chemicals are marketed domestically and internationally in Europe and the Pacific Rim. The California facility serves North America and the Pacific Rim, and the Scotland facility serves the European community. These chemicals are distributed in gallon, liter, returnable drum or large volume dedicated containers. In Japan, the Company's electronic chemicals are repackaged from bulk containers into returnable containers by the Company's Japanese distributor. In late 1998, the Japanese distributor began toll manufacturing select Company products for distribution in Japan. A majority of the Company's electronic chemicals are sold through its internal sales force although the Company utilizes independent sales representatives as well.

     The Company's other specialty chemicals are marketed globally. Most of these chemicals are sold by purchase order or short-term agreements although the Company has long-term contracts with a number of its largest customers. A significant amount of these chemical sales are to three customers under long-term contracts. These chemicals sales are made primarily through the Company's internal sales force. Most of these specialty chemicals are sold in drums. Exported product is shipped in ocean-going tankers, iso-containers or drums to European, Japanese and South American markets. Domestic shipments are typically by truck.

  Raw Materials

     The primary raw materials for the manufacture of electronic chemicals include free-base hydroxylamine, diglycolamine, N-methylpyrrolidone and alumina powders. With the exception of hydroxylamine, raw materials are generally available in adequate quantities from several suppliers, subject to market variation in price. Hydroxylamine is currently available from one supplier, located in Japan. The Company is seeking an additional source of hydroxylamine and is currently evaluating samples supplied by another manufacturer. The supply of 4-hydroxyacetophenone, a primary raw material for the Company's acylation derivatives business, is available from a single source under a long-term contract.

     Primary raw materials for the production of its other specialty chemicals include hydrogen, hydrogen peroxide, caustic, toluene, ethyl trifluoroacetoacetate, 2-Fluorophenylhydrazine, o-aminophenol, formaldehyde, ethanol and natural gas. These raw materials are obtained from a number of different sources. The Company does not believe that any one source for raw materials used in the production of these chemicals is material to the Company's business.

  Competition

     The Company is one of the largest producers of post-metal cleaning solutions for semiconductor production. Although there are approximately 12 companies participating in this market worldwide, only the Company and three others have significant market share for advanced and post-metal cleaning solutions required by the current state of the art semiconductor and related industries. Competition is based on service, product performance, quality, product development capabilities and cost of ownership. The Company has entered into a cross-licensing agreement with a major competitor whereby the Company licenses its HDA(TM) (hydroxylamine) patented etch residue remover technology. The agreement results from a patent infringement complaint brought by the Company against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize the Company's hydroxylamine technology, but provides for the Company to receive a royalty and license fee. The Company has approximately five U.S. and four foreign patents regarding its HDA(TM) technology. The earliest of these patents expires in 2011. Regarding CMP, the oxide slurry market is dominated by two other companies, with the larger company holding a 90% market share. In the tungsten slurry market, the Company is now the third largest supplier for this application. The Company is one of the largest suppliers of products to the global DUV photoresist resin market.

     The Company competes domestically and internationally with numerous producers of specialty chemicals. Major competitors are both smaller and larger companies. Competition is fierce and is based on service, quality, manufacturing capabilities and expertise in batch chemical production, research and development capabilities and price. The Company's large batch manufacturing sites allow it the flexibility and breadth of service to meet a wide variety of customer needs, including the ability to provide gram and multi-ton quantities in either cGMP (current Good Manufacturing Practices) or ISO-9000 manufacturing environments.

  Seasonality of Business

     Generally, electronic and other specialty chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

POLYURETHANE CHEMICALS

  General

     The Company produces aniline and nitrobenzene by a continuous production process at its facilities in Pascagoula, Mississippi and Baytown, Texas. Unlike electronic and other specialty chemicals, these chemicals generally require additional processing steps and chemical reactions to produce the end product used by consumers and are primarily sold under long-term contracts.

     Typically, polyurethane chemicals are more sensitive to the business cycle and the cost of raw materials than are most electronic and specialty chemicals, although the Company's sales contracts provide protection from fluctuation in raw material price for most of the aniline sold. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of product specifications. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important than for specialty products.

     The Company's manufacturing facility in Pascagoula is supported by storage, rail, truck, barge and ship distribution facilities. The Pascagoula facility utilizes nitration technology and a proprietary process for continuous hydrogenation. The annual polyurethane chemical production capacity at the facility is between 315 million and 350 million pounds depending on the products being produced. Production of polyurethane chemicals at the Pascagoula facility during 1998 was approximately 335 million pounds, which was lower than planned because of production problems during the first half of the year and a hurricane during the third quarter.

     In 1996, the Company entered into a long-term agreement with Bayer Corporation ("Bayer") to build, own and operate a world scale nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI (methylene diphenyl diisocyantate) manufacturing operations. Phase I of the facility, with a design capacity of 250 million pounds, was completed in 1998 and is now operating near design capacity. If a potential Phase II to the facility is constructed, it would add another 250 million pounds of capacity. A majority of the Company's current aniline production from the Pascagoula facility is sold to Bayer under a long-term contract. If Phase II of the Baytown facility is constructed, Bayer may terminate this contract and take requirements from the Baytown facility.

     Aniline is the Company's largest volume product. The Company is among the largest merchant marketers of aniline in the U.S. Most of the aniline produced in the U.S. is used to manufacture MDI. MDI's primary end-use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. MDI is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers, where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber and in a widely used herbicide for corn and soybeans.

Polyurethane chemicals accounted for approximately 41%, 40% and 39% of the Company's consolidated sales for 1998, 1997 and 1996, respectively.

     Nitrobenzene is used to make aniline and is also sold separately for the manufacture of pharmaceuticals, rubber and agricultural chemicals.

  Marketing and Sales

     The Company's polyurethane chemicals are sold primarily in the U.S. Most chemicals produced in this segment are sold under long-term contracts to a number of customers. The Company's internal sales force accounts for essentially all of the sales in this segment. These products are generally sold in bulk. Domestic shipments are by barge, rail or tank trucks and exports are shipped in ocean-going tankers, iso-containers or drums.

  Raw Materials

     Benzene, which is a principal raw material for polyurethane chemicals production, is a readily available commodity by-product of oil refining. Like most commodities, the price of benzene is subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins. The Company is protected from fluctuations in raw material prices under the contracts in which most of its aniline production is sold. The remainder of its production is sold under short-term contracts or purchase orders at prices that generally reflect its actual raw material cost. Other significant raw materials include ammonia and natural gas. The Company purchases ammonia at market prices. The Company purchases natural gas in the spot market for use in producing the hydrogen necessary for its manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline. Prices paid by the Company for natural gas are affected by the degree of interruptibility of the gas supply.

  Competition

     The Company is one of five major U.S. producers of aniline, with approximately 25% of domestic capacity and an estimated 7.5% of world capacity. Major competitors are large chemical companies. Competition for the products produced in this segment is based on price, service, quality, marketing and research and development support capabilities.

  Seasonality of Business

     Generally, the Company's polyurethane chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

COMPANY RESEARCH AND DEVELOPMENT

     The Company conducts research and development to improve existing products, to develop and produce new specialty and performance chemicals and to develop and improve production processes. The Company spent approximately $10.7 million, $5.3 million and $5.8 million on research and development in 1998, 1997 and 1996, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. The Company maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. The Company's electronic chemicals applications engineering and research and development labs in California, Texas, Scotland and Japan are strategically located near key regional semiconductor production centers, enabling applications engineers to work closely with customers to develop unique chemical solutions to semiconductor manufacturing needs and to test developmental products. The Company continues to focus research efforts on developing new and improved electronic chemicals, including remover products, CMP and DUV resins. The Company also sponsors applied research at leading universities in the U.S. and the U.K. These closely directed programs have led to the development and introduction of proprietary technology in electronic and other specialty chemicals. In addition, the Company has entered into a joint development arrangement with an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

COMPANY PATENTS

     The Company owns, or is licensed under, a number of patents, patent applications and trade secrets covering its products and processes. The Company believes that, in the aggregate, the rights under such patents and licenses are important to its operations, but, with the exception of the HDA(TM) etch residue remover patents referenced above, does not consider any patent, or license, or group thereof related to a specific process or product, to be of material importance when viewed from the standpoint of the Company's total business.

ENVIRONMENTAL CONSIDERATIONS

     Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for 1998 were $0.2 million. Projected environmental capital expenditures for 1999 and 2000 are $1.4 million and $1.1 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

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

     The Company has received notices from the U.S. Environmental Protection Agency or similar state agencies that it has been deemed a potentially responsible party ("PRP") under Superfund or a comparable state statute at several sites and, thus, may be liable for a share of the associated remediation cost. It is difficult to estimate the Company's ultimate liability relating to these sites due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the site relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that its future liability at these sites will be material to its financial condition, results of operations, cash flow or competitive position.

DISCONTINUED OPERATIONS

     Following is a brief discussion of the Engineered Products and Services business and the Steel business, both of which are reported as discontinued operations in anticipation of being divested.

ENGINEERED PRODUCTS AND SERVICES

     The Company has announced plans to dispose of the Engineered Products and Services business and it has been classified as a discontinued operation. The Company anticipates that the disposition should be completed during 1999. This business principally includes the development and marketing of proprietary equipment and systems for industrial applications. These include design and production of low-emission burners, flares, incinerators and thermal plasma equipment. Raw materials and components for these operations are available from numerous vendors. The businesses are not considered materially seasonal. This business is operated primarily through the Company's subsidiary Callidus Technologies Inc.

     Principal products and services are custom designed and fabricated gas/liquid incinerators, flares, solid waste systems, vapor recovery units, burners and thermal plasma heating systems. The Company also provides engineering and consulting services for environmental and combustion applications.

     The Company markets these products and services worldwide to refining, petrochemical, chemical, pharmaceutical, wood products and other industries requiring disposal of gas, liquid and solid wastes. Marketing is primarily through a combination of manufacturers' representatives and company personnel. The market is well established but growing through advancements of existing technology, driven primarily by increasingly strict environmental regulations both in the U.S. and abroad. Competition is based on a wide variety of factors, with the most prominent being price, technological innovation and delivery schedule. The Company competes with the John Zink Company, which has a significant share of the burner, flare and vapor recovery markets. Numerous competitors exist in the gas and liquids incineration market. Primary competition in the solid waste systems market comes from alternative technologies. The Company is affected by a variety of factors beyond its control, including governmental control of environmental standards and compliance deadlines, competitor pricing strategies and changing technology; any one of which could impact operating results. The Company leases office space in Tulsa, Oklahoma, owns a manufacturing and test facility in Beggs, Oklahoma and has leased foreign offices in Belgium, England, France, Germany and Japan.

STEEL

     The Company's Steel business is operated through its subsidiary, FirstMiss Steel, Inc. This operation is conducted through a 400,000 square-foot steel melting and production facility in Hollsopple, Pennsylvania, which is approximately 100 miles east of Pittsburgh. As previously noted, the Company plans to divest the steel business. These efforts have been hampered by adverse industry conditions. The Company leases the land on which the facility is located but has the right to purchase the land for a nominal price at the conclusion of the lease. Annual capacity of the operation includes 150,000 tons of carbon, alloy and specialty grade, bottom-poured ingots and 50,000 tons of high-grade steel billets through a horizontal continuous caster. The value-added product line includes specialty stainless and tool steel ingots or billets, which are converted into forged billets, bars and plates by outside processors. Small quantities of cobalt, nickel, copper and iron-based alloys in bars and wire are also produced from two small horizontal continuous casters, small bottom-poured forging ingots and remelt sand ingots. There is an adequate supply in the North American market of steel scrap and various alloys for raw material use.

     Carbon and alloy steel ingots are sold directly to the forging industry, ring rollers, extruders and integrated steel producers. The Company competes primarily with three other steel companies in this market. Specialty steel products are primarily sold to steel service centers and forgers. Ten customers account for approximately 60% of the Company's steel revenue. Alloy products are sold as feedstock directly to forgers, extruders and investment casters. There are numerous competitors, both domestic and foreign, that compete with the Company in the specialty steel, ferrous and nonferrous metals markets. Competitive factors include price, quality and service. Carbon steel ingots and billets are commodities and are extremely price competitive. Stainless and tool steel long product pricing is currently being pressured by strong import penetration.

ITEM 2. PROPERTIES

     A description of various properties and the segments to which they relate is included in the Business discussion located on pages 4 through 10 of this Form 10-K. In addition to those described above, the Company owns or leases the following properties:

     The Company owns an approximately 26,000 square-foot office building in Jackson, Mississippi, which is its corporate headquarters.

     The Company leases 7 acres of waterfront property from the Jackson County Port Authority. This property is used for loading and unloading ocean-going vessels and barges at its Pascagoula, Mississippi facility. The lease expires in 2003.

     The Company owns 70 acres of undeveloped industrial land within 2 miles of the Pascagoula plant and 23 acres directly adjacent to the Pascagoula plant. The Company also owns approximately 78 acres of undeveloped industrial land directly adjacent to its Tyrone, Pennsylvania facility.

     The Company leases research and development laboratory space in Corpus Christi, Texas to support its acylation derivatives business.

     The Company is a party to a long-term lease agreement covering 24,356 square-feet of office space in Jackson, Mississippi. The Company has entered into an agreement with a real estate management firm to assist the Company in subleasing this space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                    PART II

ITEMS 5-8. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS, SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Part II, Items 5-8, has been included in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (or the Financial Review insert attached thereto), which has been furnished to the Commission and portions of which are incorporated herein by reference. See "Documents Incorporated by Reference" on Page 2 hereof for the locations of such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
             COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Part III, Items 10-13, has been included in the Registrant's definitive Proxy Statement for the May 25, 1999 Annual Meeting of Stockholders, which will be filed with the Commission by March 30, 1999, pursuant to Regulation 14A, and is incorporated herein by reference. See "Documents Incorporated by Reference" on Page 2 hereof for the location of such information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     (a)(1) Financial Statements Incorporated by Reference to the Financial Review insert which is attached to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 and Supplementary Data.

                                                                       PAGES IN
                                                                   FINANCIAL REVIEW
                                                                  INSERT TO THE 1998
                                                                     ANNUAL REPORT
                                                                    TO STOCKHOLDERS
                                                                  INCORPORATED HEREIN
                                                                     BY REFERENCE
                                                                  -------------------
    Consolidated Balance Sheets as of December 31, 1998 and
      1997......................................................  p. 6
    Consolidated Statements of Operations, years ended December
      31, 1998, 1997 and 1996...................................  p. 7
    Consolidated Statements of Stockholders' Equity, years ended
      December 31, 1998, 1997 and 1996..........................  p. 8
    Consolidated Statements of Cash Flows, years ended December
      31, 1998, 1997 and 1996...................................  p. 9
    Notes to Consolidated Financial Statements..................  p. 10-28
    Independent Auditors' Report................................  p. 28

     (a)(2) Additional schedules are either not required under the applicable instructions or are inapplicable and have therefore been omitted.

     (a)(3) EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2(a)         Agreement and Plan of Merger and Reorganization, dated as of
                         August 27, 1996, among Mississippi Chemical Corporation,
                         MISS SUB, INC. and First Mississippi Corporation, was filed as Exhibit 2.1 to Amendment No. 1 to the Company's Form S-1
                         (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.
            2(b)         Agreement and Plan of Distribution between First Mississippi
                         Corporation and the Company dated December 18, 1996 was
                         filed as Exhibit 2.2, Form of Agreement and Plan of
                         Distribution, to Amendment No. 1 to the Company's Form S-1
                         (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Agreement and Plan of
                         Distribution which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this agreement and the dating of the agreement as of
                         December 18, 1996.
            2(c)         Tax Disaffiliation Agreement between First Mississippi
                         Corporation and the Company dated December 18, 1996 was
                         filed as Exhibit 2.3, Form of Tax Disaffiliation Agreement, to Amendment No. 1 to the Company's Form S-1 (Registration
                         No. 333-15789) filed on November 18, 1996, and is
                         incorporated herein by reference. The only modification to the text of the Form of Tax Disaffiliation Agreement which is incorporated herein by reference was the substitution of
                         "ChemFirst Inc." for "Newco" as a party to this Agreement
                         and the dating of the agreement as of December 18, 1996.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            2(d)         Employee Benefits and Compensation Agreement between First
                         Mississippi Corporation and the Company dated December 18,
                         1996 was filed as Exhibit 2.4, Form of Employee Benefits and
                         Compensation Agreement, to Amendment No. 1 to the Company's
                         Form S-1 (Registration No. 333-15789) filed on November 18,
                         1996, and is incorporated herein by reference. The only
                         modification to the text of the Form of Employee Benefits
                         and Compensation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for
                         "Newco" as a party to this Agreement and the dating of the agreement as of December 18, 1996.
            3(a)         Amended and Restated Articles of Incorporation of the
                         Company were filed as Exhibit 3.1 to Amendment No. 1 to the
                         Company's Form S-1 (Registration No. 333-15789) filed on
                         November 18, 1996, and is incorporated herein by reference.
            3(b)         Bylaws of the Company as amended were filed as Exhibit 4.3 to the Company's Form S-8 (Registration No. 333-69965) filed on December 30, 1998, and is incorporated herein by
                         reference.
            4(a)         Articles III, IV, V, VI, VII, VIII, IX and X of the
                         Company's Charter of Incorporation and the Statements of
                         Resolution establishing the Company's 1987-A, 1988-A,
                         1988-1, 1989-A, 1989-1, 1989-2, 1990-1, 1990-2, 1991-1,
                         1991-2, and 1992-1 Series Convertible Preferred Stock and
                         the Company's Series X Junior Participating Preferred Stock
                         are included in Exhibit 3(a).
            4(b)         Articles II, IV, IX and XII of the Company's Bylaws are
                         included in Exhibit 3(b).
            4(c)         ChemFirst Inc. 401(K) Savings Plan was filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8
                         (Registration No. 333-18691) filed on December 24, 1996 and is incorporated herein by reference.
            4(d)         Rights Agreement, dated as of October 30, 1996, between the
                         Company and KeyCorp Shareholder Services, Inc., was filed as
                         Exhibit 4 to Amendment No. 1 to the Company's Form S-1
                         (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.
            4(e)         First Amendment to Rights Agreement dated effective May 1,
                         1997, by and among the Company, KeyCorp Shareholders
                         Services, Inc. and The Bank of New York, was filed as
                         Exhibit 4.5 to the Company's Form S-8 (File No. 333-69965)
                         filed on December 30, 1998, and is incorporated herein by
                         reference.
            4(f)         Post Spin-Off Agreement between First Mississippi
                         Corporation and FirstMiss Gold Inc. dated as of September
                         24, 1995, which was assigned to the Company in connection
                         with the Distribution, was filed as Exhibit 99.1 to First
                         Mississippi's Form 8-K dated September 24, 1995, and is
                         incorporated herein by reference.
            4(g)         Tax Ruling Agreement between First Mississippi Corporation and FirstMiss Gold Inc. dated as of September 24, 1995,
                         which was assigned to the Company in connection with the
                         Distribution, was filed as Exhibit 99.2 to First
                         Mississippi's Form 8-K dated September 24, 1995, and is
                         incorporated herein by reference.
            4(h)         Loan Agreement between First Mississippi Corporation and
                         FirstMiss Gold Inc., dated as of September 24, 1995, which was assigned to the Company in connection with the
                         Distribution, was filed as Exhibit 99.3 to First
                         Mississippi's Form 8-K dated September 24, 1995, and is
                         incorporated herein by reference.
            4(i)         Amended Tax Sharing Agreement between First Mississippi
                         Corporation and FirstMiss Gold Inc. dated as of September
                         24, 1995, which was assigned to the Company in connection
                         with the Distribution, was filed as Exhibit 99.4 to First
                         Mississippi's Form 8-K dated September 24, 1995, and is
                         incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            4(j)         Note Purchase Agreement between ChemFirst Inc., State Farm
                         Life Insurance Company and Nationwide Life Insurance Company
                         dated October 15, 1998.
           10(a)*        Termination Agreement, dated May 29, 1996 and effective June
                         1, 1996, and amended March 15, 1999 between the Company and its Chief Executive Officer.
           10(b)*        Form of Termination Agreement, dated May 29, 1996 and
                         effective June 1, 1996, between the Company and each of the following executive officers of the Company: Daniel P.
                         Anderson, Robert P. Barker, William P. Bartlett, Max P.
                         Bowman, Troy B. Browning, J. Steven Chustz, Paul J. Coder,
                         William B. Kemp, Scott A. Martin, James L. McArthur, George
                         M. Simmons, R. Michael Summerford and Thomas G. Tepas, which was assigned to the Company in connection with the
                         Distribution, was filed as Exhibit 10(d) to First
                         Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by
                         reference. (Company's Termination Agreement with its
                         executive officers contains terms substantially identical to those contained in the form of Agreement filed.)
           10(c)*        ChemFirst Inc. 1980 Long-Term Incentive Plan was filed as
                         Exhibit 4.6 to the Company's Registration Statement on Form
                         S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.
           10(d)*        ChemFirst Inc. 1988 Long-Term Incentive Plan was filed as
                         Exhibit 4.5 to the Company's Registration Statement on Form
                         S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.
           10(e)*        ChemFirst Inc. 1995 Long-Term Incentive Plan was filed as
                         Exhibit 4.4 to the Company's Registration Statement on Form
                         S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.
           10(f)*        ChemFirst Inc. 1998 Long-Term Incentive Plan was included as
                         Appendix A to the Company's Proxy Statement filed in
                         connection with the Annual Meeting of Stockholders held on
                         May 27, 1998, and is incorporated herein by reference.
           10(g)*        1991 Restatement of the First Mississippi Directors'
                         Retirement Plan, as revised and restated on May 14, 1991,
                         which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(f) to First
                         Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated herein by
                         reference.
           10(h)*        First Mississippi Corporation 1989 Deferred Compensation
                         Plan for Outside Directors, as amended on September 12,
                         1994, which was assigned to and assumed by the Company
                         pursuant to the Benefits Agreement, was filed as Exhibit
                         10(g) to First Mississippi's Annual Report on Form 10-K for
                         the fiscal year ended June 30, 1995, and is incorporated
                         herein by reference.
           10(i)*        A description of the Company's Deferred Income Plan for
                         Directors, Officers and Key Employees ("Plan A") is included in the Company's Proxy Statement filed in connection with
                         the Annual Meeting of Stockholders to be held on May 25,
                         1999, and is incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10(j)*        Form of Indemnification Agreement between the Company and
                         the following Directors or Officers of the Company, which
                         was assigned to and assumed by the Company in connection
                         with the Distribution, (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Richard P.
                         Anderson, Paul A. Becker, James W. Crook, James E. Fligg,
                         Charles R. Gibson, Robert P. Guyton, Charles P. Moreton,
                         Paul W. Murrill, William A. Percy, II, Maurice T. Reed, Jr.,
                         Frank G. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley
                         Williams, R. Michael Summerford, O. E. Wall, Charles M.
                         McAuley, J. Steve Chustz, James L. McArthur, Danny P.
                         Anderson and Thomas G. Tepas was filed as Exhibit 10(t) to
                         First Mississippi's Annual Report on Form 10-K for the
                         fiscal year ended June 30, 1988, and is incorporated herein by reference.
           10(k)         ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit 4.3 to the Company's Registration Statement on
                         Form S-8 (Registration No. 333-35221) filed on September 9,
                         1997, and is incorporated herein by reference.
           13            ChemFirst Inc. 1998 Annual Report to Stockholders and
                         Financial Review insert attached thereto (such Annual Report is not, except for those portions thereof which are
                         expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).
           21            List of the subsidiaries of the Company.
           23            Consent regarding incorporation of auditor's report into
                         Registration Statement Nos. 333-18691, 333-18693, 333-35221,
                         and 333-69965.
           27            Financial Data Schedule.

---------------

 *  Indicates management contract or compensatory plan or arrangement.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

     (b) No Reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

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

                                            CHEMFIRST INC.

                                            By:   /s/ J. KELLEY WILLIAMS
                                              ----------------------------------
                                                     J. Kelley Williams,
                                                   Chief Executive Officer

Date: March 25, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ J. KELLEY WILLIAMS                  Chairman of the Board of         March 25, 1999
-----------------------------------------------------    Directors, Chief Executive
                 J. Kelley Williams                      Officer (Principal Executive
                                                         Officer) and Director

                /s/ R. M. SUMMERFORD                   President and Chief Operating    March 25, 1999
-----------------------------------------------------    Officer
                  R. M. Summerford

                  /s/ MAX P. BOWMAN                    Vice President, Finance and      March 25, 1999
-----------------------------------------------------    Treasurer (Principal
                    Max P. Bowman                        Financial Officer)

                /s/ TROY B. BROWNING                   Controller (Principal            March 25, 1999
-----------------------------------------------------    Accounting Officer)
                  Troy B. Browning

               /s/ RICHARD P. ANDERSON                           Director               March 25, 1999
-----------------------------------------------------
                 Richard P. Anderson

                 /s/ PAUL A. BECKER                              Director               March 25, 1999
-----------------------------------------------------
                   Paul A. Becker

                 /s/ JAMES W. CROOK                              Director               March 25, 1999
-----------------------------------------------------
                   James W. Crook

                /s/ MICHAEL J. FERRIS                            Director               March 25, 1999
-----------------------------------------------------
                  Michael J. Ferris

                 /s/ JAMES E. FLIGG                              Director               March 25, 1999
-----------------------------------------------------
                   James E. Fligg

                /s/ ROBERT P. GUYTON                             Director               March 25, 1999
-----------------------------------------------------
                  Robert P. Guyton

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ PAUL W. MURRILL                                Director            March 25, 1999
-----------------------------------------------------
                   Paul W. Murrill

              /s/ WILLIAM A. PERCY, II                              Director            March 25, 1999
-----------------------------------------------------
                William A. Percy, II

                  /s/ DAN F. SMITH                                  Director            March 25, 1999
-----------------------------------------------------
                    Dan F. Smith

                 /s/ LELAND R. SPEED                                Director            March 25, 1999
-----------------------------------------------------
                   Leland R. Speed

                /s/ R. GERALD TURNER                                Director            March 25, 1999
-----------------------------------------------------
                  R. Gerald Turner

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    DESCRIPTION
        -------                                    -----------

            4(j)           -- Note Purchase Agreement between ChemFirst Inc., State
                              Farm Life Insurance Company and Nationwide Life Insurance
                              Company dated October 15, 1998.
           10(a)           -- Termination Agreement, dated May 29, 1996 and effective
                              June 1, 1996, and amended March 15, 1999 between the
                              Company and its Chief Executive Officer.
           13              -- ChemFirst Inc. 1998 Annual Report to Stockholders and
                              Financial Review insert attached thereto (such Annual
                              Report is not, except for those portions thereof which
                              are expressly incorporated by reference, to be deemed
                              "filed" as part of this Form 10-K).
           21              -- List of the subsidiaries of the Registrant.
           23              -- Consent regarding incorporation of auditor's report into
                              Registration Statement Nos. 333-18691, 333-18693,
                              333-35221 and 333-69965.
           27              -- Financial Data Schedule [For EDGAR filing only].

---------------

(Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.)