Form 10-Q
period 1999-03-31
CHEMFIRST INC
filed 1999-05-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarter Ended March 31, 1999
                      --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _______________ to ______________

Commission File Number: 333-15789
                        ---------

                                 ChemFirst Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Mississippi                          64-0679456
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

         700 North Street, Jackson, MS                  39202-3095
               (Address of principal                    (Zip Code)
                  executive offices)

Registrant's Telephone Number, including Area Code: 601/948-7550
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
             -----           -----

           Class                                   Outstanding at April 30, 1999
--------------------------                         -----------------------------
Common Stock, $1 Par Value                                  18,327,099

                          Part I. Financial lnformation

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)

                                                          March 31          December 31
                                                            1999               1998
                                                         ----------         -----------
Assets:
Current assets
  Cash and cash equivalents                              $    7,556             11,226
  Accounts receivable                                        42,312             43,798
  Inventories:
   Finished products                                         39,233             32,872
   Work in process                                            5,071              7,045
   Raw materials and supplies                                11,209             11,378
                                                         ----------         ----------
      Total inventories                                      55,513             51,295
                                                         ----------         ----------
  Prepaid expenses and other current assets                   7,438              8,274
  Net current assets of discontinued operations              43,990             46,309
                                                         ----------         ----------
      Total current assets                                  156,809            160,902
                                                         ----------         ----------
Investments and other assets                                 47,765             49,131
Property, plant and equipment                               369,499            366,814
  Less: accumulated depreciation and amortization           145,454            139,413
                                                         ----------         ----------
Property, plant and equipment, net                          224,045            227,401
Noncurrent assets of discontinued operations                  6,000              6,000
                                                         ----------         ----------
                                                         $  434,619            443,434
                                                         ==========         ==========

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                          $    6,708              5,354
  Current instalments of long-term debt                         243                251
  Deferred revenue                                              563                104
  Accounts payable                                           13,488             22,020
  Accrued expenses and other current liabilities             16,713             16,237
                                                         ----------         ----------
    Total current liabilities                                37,715             43,966
                                                         ----------         ----------
Long-term debt                                               62,025             64,956
Deferred revenue and other liabilities                       23,905             24,783
Deferred income taxes                                        14,735             13,501
Noncurrent liabilities of discontinued operations            10,097             10,097
Minority interest                                               649                649
Stockholders' equity:
  Common stock                                               18,310             18,445
  Additional paid-in capital                                 22,454             22,212
  Accumulated other comprehensive income                       (295)              (293)
  Retained earnings                                         245,024            245,118
                                                         ----------         ----------
    Total stockholders' equity                              285,493            285,482
                                                         ----------         ----------
                                                         $  434,619            443,434
                                                         ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)

                                                                  3 Months Ended
                                                                     March 31
                                                           ----------------------------
                                                              1999              1998
                                                           ----------        ----------
Revenues:
  Sales                                                    $   69,844            71,924
  Interest and other income                                     2,132             9,572
                                                           ----------        ----------
                                                               71,976            81,496
                                                           ----------        ----------
Costs and expenses:
  Cost of sales                                                50,350            53,671
  General, selling and
    administrative expenses                                    10,401             9,843
  Other operating expenses                                      2,791             2,554
  Interest expense                                                948                70
                                                           ----------        ----------
                                                               64,490            66,138
                                                           ----------        ----------
Earnings before income taxes                                    7,486            15,358
Income tax expense                                              2,845             5,912
                                                           ----------        ----------
Earnings from continuing operations                             4,641             9,446
Earnings from discontinued operations, net of taxes              --                 307
                                                           ----------        ----------
  Net earnings                                             $    4,641             9,753
                                                           ==========        ==========

Earnings  per common share:
Continuing operations                                      $     0.25              0.47
Discontinued operations                                          --                0.02
                                                           ----------        ----------
  Net earnings                                             $     0.25              0.49
                                                           ==========        ==========

Average shares outstanding                                     18,392            19,886

Earnings per common share, assuming dilution:
Continuing operations                                      $     0.25              0.46
Discontinued operations                                          --                0.02
                                                           ----------        ----------
  Net earnings                                             $     0.25              0.48
                                                           ==========        ==========

Average shares outstanding                                     18,535            20,206

Cash dividend declared
  per share                                                $     0.10              0.10


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)

                                                                                        March 31
                                                                              -----------------------------
                                                                                 1999               1998
                                                                              ----------         ----------
Cash flows from operations:
  Net earnings                                                                $    4,641              9,753
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                                  6,506              5,188
    Provision for losses on receivables                                               91                 12
    Gain on sale of equity investee                                                 (750)            (8,269)
    Deferred taxes and other items                                                 1,507              1,634
    Change in current assets and liabilities, net
     of effects of dispositions                                                   (8,114)             7,959
    Net earnings from discontinued operations                                       --                 (307)
                                                                              ----------         ----------
              Net cash provided by continuing operations                           3,881             15,970
              Net cash provided by (used in) discontinued operations               1,991             (7,359)
                                                                              ----------         ----------
              Net cash provided by operating activities                            5,872              8,611
                                                                              ----------         ----------
Cash flows from investing activities:
  Capital expenditures                                                            (3,027)           (11,678)
  Proceeds from sale of equity investee                                             --               18,986
  Other investing activities                                                        --                  (63)
                                                                              ----------         ----------
              Net cash provided by (used in) investing activities,
                  continuing operations                                           (3,027)             7,245
              Net cash used in investing activities, discontinued
                  operations                                                        --                 (727)
                                                                              ----------         ----------
              Net cash provided by (used in) investing activities                 (3,027)             6,518
                                                                              ----------         ----------
Cash flows from financing activities:
  Net borrowings - notes payable to banks                                         (1,646)             2,000
  Principal repayments of long-term debt                                            --                   (5)
  Dividends                                                                       (1,834)            (1,985)
  Purchase of common stock                                                        (3,055)            (6,199)
  Proceeds from issuance of common stock                                              18                536
  Other financing activities                                                        --                   15
                                                                              ----------         ----------
             Net cash used in financing activities, continuing
                 operations                                                       (6,517)            (5,638)
             Net cash used in financing activities, discontinued
                 operations                                                         --                 (147)
                                                                              ----------         ----------
             Net cash used in financing activities                                (6,517)            (5,785)
                                                                              ----------         ----------
Effect of exchange rate changes on cash                                                2               --
                                                                              ----------         ----------
Net increase (decrease) in cash and cash equivalents                              (3,670)             9,344
Cash and cash equivalents at beginning of period                                  11,226              7,766
                                                                              ----------         ----------
Cash and cash equivalents at end of period                                    $    7,556             17,110
                                                                              ==========         ==========

Supplemental disclosures of cash flow information Cash paid during the period for:
    Interest, net of amounts capitalized                                      $      646                 75
                                                                              ==========         ==========
    Income taxes, net                                                         $      570               (747)
                                                                              ==========         ==========


The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited. In Thousands of Dollars)

Note 1 - General

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain prior year amounts have been reclassified to conform to the 1998 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 1998.

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current assets, noncurrent assets and noncurrent liabilities at March 31, 1999 and December 31,1998, respectively, as follows:

                                                               Engineered Products
                                                                   and Services
                                                     Steel          and Other           Totals
                                                  ----------        ----------        ----------
At March 31, 1999:

Net current assets of disc. operations            $   24,778            19,212            43,990
                                                  ==========        ==========        ==========

Noncurrent assets of disc. operations             $     --               6,000             6,000
                                                  ==========        ==========        ==========

Noncurrent liabilities of disc. operations        $     --              10,097            10,097
                                                  ==========        ==========        ==========
At December 31, 1998:

Net current assets of disc. operations            $   26,565            19,744            46,309
                                                  ==========        ==========        ==========

Noncurrent assets of disc. operations             $     --               6,000             6,000
                                                  ==========        ==========        ==========

Noncurrent liabilities of disc. operations        $     --              10,097            10,097
                                                  ==========        ==========        ==========

    The statements of operations have been reclassified to separate discontinued and continuing operations. Earnings from discontinued operations include interest expense allocations, based on the ratio of net assets of discontinued operations to consolidated net assets plus debt, of $10 for the three-month period ending March 31, 1998. Capitalized interest allocated was $21 for the same period. Revenues and net earnings of discontinued operations for the three month period ended March 31, 1998 were as follows:

                                                      Engineered Products
                                                         and Services
                                             Steel         and Other        Totals
                                            --------       ---------       -------
           Sales and revenues               $ 22,084         15,130        37,214
                                            ========        =======        =======
           Earnings from operations
             before taxes                   $    519            111            630
           Income tax expense                    266             57            323
                                            --------        -------        -------
           Earnings from discontinued
             operations, net                $    253             54            307
                                            ========        =======        =======


Note 3 - Change from Reporting Gross Sales to Net Sales Basis

    Beginning with calendar year 1999 the Company elected to present sales on a net of freight basis by reclassing freight-out expense from cost of sales to sales. Prior periods have been reclassified to consistently reflect this presentation. Freight-out expense reclassed for the three months ended March 31,1998 from cost of sales to net sales was $2,249.

Note 4 - Effect Of Adopting Accounting Changes

    In March 1998, the Accounting Standards Executive Committee ("AcSEC") released Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP identifies the characteristics of internal-use software and provides guidance for accounting treatment of costs for computer software developed or obtained for internal use as related to capitalization or expense decisions. The statement was effective for fiscal years beginning after December 15, 1998. In April 1998, AcSEC released SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP broadly defines start-up activities and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement was effective for fiscal years beginning after December 15, 1998. Information has been presented on the basis required by these two statements and is immaterial to operations.

    Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company currently hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income and generally offset the transaction losses or gains on the foreign currency cash flows that they are intended to hedge. The Company has not completed its analysis of SFAS No. 133 and, accordingly, has not determined what additional effect, if any, it may have on future operations and financial statement disclosure.

Note 5 - Earnings Per Share

    Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for income from continuing operations:

                                                     Three Months Ended March 31
                                               1999                                1998
                                      -----------------------           ------------------------
                                  Income      Shares       EPS        Income      Shares       EPS
                                 --------    --------    --------    --------    --------    --------
                                                    (Millions, except per share amounts)

Earnings per Common Share:
Basic                            $  4,641       18.39    $   0.25    $  9,753       19.89    $   0.47
Dilutive effect of CSEs              --          0.15        --          --          0.32       (0.01)
                                 --------    --------    --------    --------    --------    --------
Diluted                          $  4,641       18.54    $   0.25    $  9,753       20.21    $   0.46
                                 ========    ========    ========    ========    ========    ========

Note 6 -  Comprehensive Income

    Total comprehensive income for the three months ended March 31, 1999 and 1998, was $4.6 million and $9.8 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three months ended March 31, 1999
compared to the three months ended March 31, 1998


Consolidated Results

    Earnings from continuing operations for the three months ended March 31, 1999, were $4.6 million versus $9.4 million for the same period of the prior year. Prior year results include a $5.0 million gain on the January 1998 sale of Power Sources, Inc. Excluding the Power Sources gain, earnings from continuing operations for the same period of the prior year were $4.4 million. Earnings improved as increased profits from the Polyurethane Chemicals segment, which added the Baytown aniline facility in the second quarter of 1998, more than offset a decline in sales and earnings from Electronic and Other Specialty Chemicals, hurt by lower prices and volumes, and higher fixed costs.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                                3 Months Ended
                                                                   March 31
                                                                   --------
                                                            1999               1998
                                                         ----------         ----------
Sales
    Electronic and Other Specialty Chemicals             $   39,917             48,337
    Polyurethane Chemicals                                   29,927             23,587
                                                         ----------         ----------
         Total                                           $   69,844             71,924
                                                         ==========         ==========

Operating profit before income taxes
    Electronic and Other Specialty Chemicals             $    3,538              5,630
    Polyurethane Chemicals                                    7,205              3,155
                                                         ----------         ----------
                                                             10,743              8,785
    Unallocated corporate expenses                           (2,824)            (2,174)
    Interest income (expense), net                             (465)               509
    Other income, net                                            32              8,238
                                                         ----------         ----------
         Total                                           $    7,486             15,358
                                                         ==========         ==========

    Electronic and Other Specialty Chemicals pretax operating profits for the current year were down 37% versus the same quarter of the prior year to $3.5 million, while sales declined 17%. The decline in operating profits and sales was primarily due to lower volume and prices for electronic chemicals as a result of weaker semiconductor demand and the continuing negative impact of biotechnology on our conventional agricultural chemical customers. Higher costs from recent investments in new facilities in the U.S. and Japan also negatively impacted current year operating results.

    Polyurethane Chemicals pretax operating profits for the current year were up 128% versus the same quarter of the prior year to $7.2 million due to additional aniline volume from the new Baytown, TX plant which came on stream second quarter last year. In addition, earnings for the first quarter of the prior year were adversely affected by unscheduled maintenance at the Pascagoula, MS aniline plant. Sales for the quarter were up 27%, primarily due to the addition of Baytown production.

    Unallocated corporate expenses for the current year were $2.8 million versus $2.2 million in the prior year, up on increased compensation expense indexed to the Company's stock price. Net interest expense for the current year was $0.5 million versus net interest income of $0.5 million in the prior year due to higher interest expense caused by increased borrowings. Other income and expense for the prior year included $8.2 million in pretax gain from the sale of Power Sources, Inc.

Discontinued Operations

    Earnings from discontinued operations include the results of Steel and Engineered Products and Services. The Company adopted plans for disposal of these operations in the third and fourth quarters of 1998. Negotiations for the sale of Engineered Products and Services to the managers of that business have stalled, and the Company is seeking other buyers. FirstMiss Steel will cease melt operations effective June 30, 1999, and mothball the plant while continuing to seek a buyer.

Capital Resources and Liquidity

    Cash flow from continuing operations for the current year was $3.9 million versus $16.0 million in the prior year. Operating cash flow for the prior year included a $10.8 million reduction in accounts receivable. Capital expenditures during the current year were down from the prior year which included final expenditures on the Baytown, TX facility. Net cash provided by investing activities in the prior year includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc. Cash flow used in financing activities for the current year includes $3.1 million for the purchase of shares of ChemFirst common stock versus $6.2 million in the prior year.

    On October 20,1995, Getchell Gold Corporation ("Getchell") was spun off to Company shareholders. The Company received a promissory note, which is included in other investments, in settlement of all prior cash advances. The aggregate unpaid principal and accrued interest was originally due in September of 2000. In November 1998, Getchell and Placer Dome Inc. announced plans to merge, with completion of the transaction currently anticipated to occur by the end of May 1999. If the merger is completed, Getchell must immediately prepay all principal and interest due, approximately $29.6 million, to the Company.

Year 2000

    In 1996, the Company began a study which led to the purchase in 1997 of a company-wide Enterprise Resource Planning ("ERP") system to integrate the Company's information systems, replacing small, stand-alone purchased systems. The ERP system will be Year 2000 compliant, with the material portion of the system planned for completion by the middle of 1999. Installation is being completed in stages, with the first sites converted at December 31, 1998. As of March 31, 1999, the Company has spent $8.7 million on this project and is projecting to spend approximately $3.3 million for the remainder of 1999.

    A corporate-wide survey of other information technology ("IT") and non-IT equipment and systems utilizing date or time functions has been completed and is now undergoing a final review. The current estimated cost to remediate is less than $0.4 million of which approximately $0.1 million has been spent to date. Process control systems at the Dayton and Tyrone facilities have been remediated; testing of these systems will be completed this summer. The implementation and testing of process control remediations at the Pascagoula facility will occur in the fourth quarter of 1999 to coincide with the next scheduled plant maintenance turnaround, the exact date for which has not been determined. Remediation, including verification testing, of other non-compliant systems, equipment and software is materially complete. Contingency plans are currently being developed in the event the remediations are not successful or the remaining remediations do not occur or are delayed. Severe delay or widespread failure affecting both the remediation effort and the contingency plans, although not expected, could have a material effect on the Company's financial condition and results of operations.

    The Company is surveying its key customers, as well as service and raw material suppliers, about their Year 2000 readiness, and plans to complete the surveying and assess the responses by July 31, 1999. Contingency plans will then be developed, as appropriate, in a process scheduled for completion by September 30, 1999. Although the Company cannot quantify the precise effect, significant or prolonged disruptions of key customers or suppliers could have a material effect on the Company's financial condition and results of operations. For example, the majority of aniline produced by the Company is sold through long-term contracts to a few customers. Their inability to utilize the Company's aniline could have a material adverse effect. The Company has not, however, completed its assessments of these customers. The Company has not determined its worse case scenario in the event of Year 2000 related problems, but will do so during the development of contingency plans.

Forward-Looking Statements

    Certain statements included in this Form 10-Q which relate to the Year 2000, proceeds from the discontinuance of the steel and engineered products and services operations, the prepayment of a note by Getchell as well as other statements in this Form 10-Q that are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of the downturn in Asian or other foreign markets, successful installation of the Company's new ERP system, the inability of the Company to either resolve the Company's Year 2000 issues or to accurately estimate the costs associated with Year 2000 compliance and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At March 31, 1999, the Company's derivative and other financial instruments included long-term debt denominated in U.S. dollars and short-term debt denominated in Japanese yen and a series of short-term forward sales of Japanese yen. Due to the short-term nature and size of these yen obligations, the Company does not consider its exposure to foreign currency or interest rate fluctuations on these instruments to be material.

    The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At March 31,1999, the market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of March 31,1999, would result in an approximate $1.0 million change in fair market value, but would not affect interest expense or cash flow. At March 31,1999, the Company had $38.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in a change in interest expense of approximately $0.4 million.



                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule

            Exhibit 27.1 - Restated Financial Data Schedule

        (b) Reports on Form 8-K

            No report on Form 8-K was filed by the Registrant during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHEMFIRST INC.




May 13, 1999                           /s/  J. Kelley Williams
---------------------                  ----------------------------------------
                                       J. Kelley Williams
                                       Chairman and Chief Executive Officer




May 13, 1999                           /s/  Troy B. Browning
---------------------                  ----------------------------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBITS              DESCRIPTION
--------              -----------
   27    -  Financial Data Schedules

   27.1  -  Restated Financial Data Schedules