Form 10-Q
period 1999-06-30
CHEMFIRST INC
filed 1999-08-13
CIK 1026601

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1999
                                  -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to __________________

Commission File Number:      333-15789
                       -------------------

                                 ChemFirst Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Mississippi                                          64-0679456
-----------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 700 North Street, Jackson, MS                                   39202-3095
-----------------------------------------------------------------------------------
     (Address of principal                                       (Zip Code)
       executive offices)

Registrant's Telephone Number, including Area Code:     601/948-7550
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]     No [ ]

          Class                                     Outstanding at July 31, 1999
--------------------------                          ----------------------------
Common Stock, $1 Par Value                                   18,115,810

                          Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                       June 30      December 31
                                                         1999          1998
                                                      ---------     -----------
Assets:
Current assets
  Cash and cash equivalents                           $   4,979         11,226
  Accounts receivable                                    56,125         43,798
  Inventories:
   Finished products                                     36,705         32,872
   Work in process                                        5,228          7,045
   Raw materials and supplies                             9,788         11,378
                                                      ---------      ---------
      Total inventories                                  51,721         51,295
                                                      ---------      ---------
  Prepaid expenses and other current assets               9,204          8,274
  Net current assets of discontinued operations          37,249         46,309
                                                      ---------      ---------
      Total current assets                              159,278        160,902
                                                      ---------      ---------
Investments and other assets                             18,027         49,131
Property, plant and equipment                           377,484        366,814
  Less: accumulated depreciation and amortization       151,580        139,413
                                                      ---------      ---------
Property, plant and equipment, net                      225,904        227,401
Noncurrent assets of discontinued operations              6,000          6,000
                                                      ---------      ---------
                                                      $ 409,209        443,434
                                                      =========      =========

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                       $   7,713          5,354
  Current installments of long-term debt                    238            251
  Deferred revenue                                          563            104
  Accounts payable                                       13,185         22,020
  Accrued expenses and other current liabilities         16,755         16,237
                                                      ---------      ---------
    Total current liabilities                            38,454         43,966
                                                      ---------      ---------
Long-term debt                                           32,551         64,956
Deferred revenue and other liabilities                   26,809         24,783
Deferred income taxes                                    16,771         13,501
Noncurrent liabilities of discontinued operations        10,097         10,097
Minority interest                                           649            649
Stockholders' equity:
  Common stock                                           18,100         18,445
  Additional paid-in capital                             22,970         22,212
  Retained earnings                                     243,111        245,118
  Accumulated other comprehensive income                   (303)          (293)
                                                      ---------      ---------
    Total stockholders' equity                          283,878        285,482
                                                      ---------      ---------
                                                      $ 409,209        443,434
                                                      =========      =========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                           3 Months Ended          6 Months Ended
                                                              June 30                 June 30
                                                        -------------------     -------------------
                                                         1999        1998        1999        1998
                                                        -------     -------     -------     -------
Revenues:
  Sales                                                 $80,341      75,688     150,185     147,612
  Interest and other income                               1,023       1,067       3,155      10,639
                                                        -------     -------     -------     -------
                                                         81,364      76,755     153,340     158,251
                                                        -------     -------     -------     -------
Costs and expenses:
  Cost of sales                                          58,202      56,405     108,552     110,076
  General, selling and
    administrative expenses                              10,846      10,904      21,247      20,747
  Other operating expenses                                2,950       2,779       5,741       5,333
  Interest expense                                          538         401       1,486         471
                                                        -------     -------     -------     -------
                                                         72,536      70,489     137,026     136,627
                                                        -------     -------     -------     -------
Earnings before income taxes                              8,828       6,266      16,314      21,624
Income tax expense                                        3,355       2,413       6,200       8,325
                                                        -------     -------     -------     -------
Earnings from continuing operations                       5,473       3,853      10,114      13,299
Earnings from discontinued operations, net of taxes        --           101        --           408
                                                        -------     -------     -------     -------
  Net earnings                                          $ 5,473       3,954      10,114      13,707
                                                        =======     =======     =======     =======


Earnings  per common share:
Continuing operations                                   $  0.30        0.19        0.55        0.67
Discontinued operations                                    --          0.01        --          0.02
                                                        -------     -------     -------     -------
  Net earnings                                          $  0.30        0.20        0.55        0.69
                                                        =======     =======     =======     =======

Average shares outstanding                               18,255      19,494      18,323      19,690

Earnings per common share, assuming dilution:
Continuing operations                                   $  0.30        0.19        0.55        0.67
Discontinued operations                                    --          0.01        --          0.02
                                                        -------     -------     -------     -------
  Net earnings                                          $  0.30        0.20        0.55        0.69
                                                        =======     =======     =======     =======

Average shares outstanding                               18,500      19,789      18,518      19,998

Cash dividend declared
  per share                                             $  0.10        0.10        0.20        0.20


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                                                    June 30
                                                                                             ----------------------
                                                                                               1999          1998
                                                                                             --------      --------
Cash flows from operations:
  Net earnings                                                                               $ 10,114        13,707
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                                              13,097        11,760
    Provision for losses on receivables                                                            86            26
    Gain on sale of equity investee                                                              (750)       (8,269)
    Deferred taxes and other items                                                              6,613         7,396
    Change in current assets and liabilities, net
     of effects of dispositions                                                               (20,180)      (10,755)
    Net earnings from discontinued operations                                                    --            (408)
                                                                                             --------      --------
              Net cash provided by continuing operations                                        8,980        13,457
              Net cash provided by (used in) discontinued operations                            9,061       (11,498)
                                                                                             --------      --------
              Net cash provided by operating activities                                        18,041         1,959
                                                                                             --------      --------
Cash flows from investing activities:
  Capital expenditures                                                                        (11,442)      (22,761)
  Proceeds from sale of equity investee                                                          --          18,986
  Proceeds from collection of note                                                             29,569          --
  Other investing activities                                                                      (32)          607
                                                                                             --------      --------
              Net cash provided by (used in) investing activities, continuing operations       18,095        (3,168)
              Net cash used in investing activities, discontinued operations                     --          (1,354)
                                                                                             --------      --------
              Net cash provided by (used in) investing activities                              18,095        (4,522)
                                                                                             --------      --------
Cash flows from financing activities:
  Net borrowings of notes payable                                                             (30,182)       35,000
  Principal repayments of long-term debt                                                         --            (711)
  Dividends                                                                                    (3,652)       (3,917)
  Purchase of common stock                                                                     (8,866)      (28,086)
  Proceeds from issuance of common stock                                                          326           831
                                                                                             --------      --------
             Net cash provided by (used in) financing activities, continuing operations       (42,374)        3,117
             Net cash used in financing activities, discontinued operations                      --            (293)
                                                                                             --------      --------
             Net cash provided by (used in) financing activities                              (42,374)        2,824
                                                                                             --------      --------
Effect of exchange rate changes on cash                                                            (9)         --
                                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents                                           (6,247)          261
Cash and cash equivalents at beginning of period                                               11,226         7,766
                                                                                             --------      --------
Cash and cash equivalents at end of period                                                   $  4,979         8,027
                                                                                             ========      ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                                     $  1,475           474
                                                                                             ========      ========
    Income taxes, net                                                                        $  1,715         3,651
                                                                                             ========      ========

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and  Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)

Note 1 - General

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 1999 presentation. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 1998.

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current assets, noncurrent assets and noncurrent liabilities at June 30, 1999 and December 31,1998, respectively, as follows:

                                                         Engineered Products
                                                            and Services
                                                Steel        and  Other         Totals
                                               -------   -------------------    -------
At June 30, 1999:
-----------------
Net current assets of disc. operations         $20,791         16,458            37,249
                                               =======         ======            ======

Noncurrent assets of disc. operations          $  --            6,000             6,000
                                               =======         ======            ======

Noncurrent liabilities of disc. operations     $  --           10,097            10,097
                                               =======         ======            ======

At December 31, 1998:
---------------------
Net current assets of disc. operations         $26,565         19,744            46,309
                                               =======         ======            ======
Noncurrent assets of disc. operations          $  --            6,000             6,000
                                               =======         ======            ======
Noncurrent liabilities of disc. operations     $  --           10,097            10,097
                                               =======         ======            ======

           The statements of operations have been reclassified to separate discontinued and continuing operations. Earnings (loss) from discontinued operations includes interest expense allocations, based on the ratio of net assets of discontinued operations to consolidated net assets plus debt, of $58 and $68 for the three and six month periods ending June 30, 1998, respectively. Revenues and net earnings (loss) of discontinued operations for the three and six month periods ended June 30, 1998 were as follows:

                                                                Engineered
                                                                 Products
                                                               and Services
Three Months ended June 30, 1998:                   Steel        and Other     Totals
                                                  --------     ------------    ------
Sales and revenues                                $ 18,726        19,114       37,840
                                                  ========        ======       ======

Earnings (loss) from operations before taxes      $   (221)          489          268
Income tax expense (benefit)                          (103)          270          167
                                                  --------        ------       ------
Earnings (loss) discontinued operations, net      $   (118)          219          101
                                                  ========        ======       ======


                                                                Engineered
                                                                 Products
                                                               and Services
Six Months ended June 30, 1998:                     Steel        and Other     Totals
                                                  --------     ------------    ------
Sales and revenues                                $ 40,810        34,244       75,054
                                                  ========        ======       ======

Earnings from operations before taxes             $    298           600          898
Income tax expense                                     163           327          490
                                                  --------        ------       ------
Earnings from discontinued operations, net        $    135           273          408
                                                  ========        ======       ======


Note 3 - Change from Reporting Gross Sales to Net Sales Basis

              Beginning with calendar year 1999 the Company elected to present sales on a net of freight basis by reclassing freight-out expense from cost of sales to sales. Prior periods have been reclassified to consistently reflect this presentation. Freight-out expense reclassed for the three and six month periods ended June 30,1998 from cost of sales to net sales was $2,495 and $4,744, respectively.

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

       Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No.137 - "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," was issued, amending the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company currently hedges certain foreign currency transactions by entering into forward exchange contracts. Gains and losses associated with currency rate changes on forward contracts hedging foreign currency transactions are recorded in income and generally offset the transaction losses or gains on the foreign currency cash flows that they are intended to hedge. The Company has not completed its analysis of SFAS No. 133 and, accordingly, has not determined what additional effect, if any, it may have on future operations and financial statement disclosure.

Note 5 - Earnings Per Share

            Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for income from continuing operations:

                                             Three Months Ended June 30
                                           1999                      1998
                                 -----------------------   -----------------------
                                 Income   Shares    EPS    Income   Shares    EPS
                                 ------   ------   -----   ------   ------   -----
                                       (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                       $5,473   18,255   $0.30   $3,853   19,494   $0.19
     Dilutive effect of CSEs        --       245     --       --       295     --
                                 ------   ------   -----   ------   ------   -----
     Diluted                     $5,473   18,500   $0.30   $3,853   19,789   $0.19
                                 ======   ======   =====   ======   ======   =====

                                              Six Months Ended June 30
                                           1999                      1998
                                 -----------------------   ------------------------
                                 Income   Shares    EPS    Income    Shares    EPS
                                 -------  -------  -----   -------   -------  -----
                                        (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                       $10,114   18,323  $0.55   $13,299    19,690  $0.67
     Dilutive effect of CSEs         --       195    --        --        308    --
                                 -------  -------  -----   -------   -------  -----
     Diluted                     $10,114   18,518  $0.55   $13,299    19,998  $0.67
                                 =======  =======  =====   =======   =======  =====


Note 6 -  Comprehensive Income

            Total comprehensive income for the three months ended June 30, 1999 and 1998, was $5.5 million and $4.0 million, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998, was $10.1 million and $13.7 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 1999 compared to the six months ended June 30, 1998


Consolidated Results

Earnings from continuing operations for the six months ended June 30, 1999, were $10.1 million versus $13.3 million for the same period of the prior year. Prior year results include a $5.0 million gain on the January 1998 sale of Power Sources, Inc. Excluding the Power Sources gain, earnings from continuing operations for the current year were up 23%, due to increased profits in the Polyurethane Chemicals segment, which added the Baytown aniline facility in the second quarter of 1998.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                           6 Months Ended
                                                              June 30
                                                              -------
                                                       1999            1998
                                                     ---------        -------
Sales:
        Electronic and Other Specialty Chemicals     $  87,415         91,781
        Polyurethane Chemicals                          62,770         55,831
                                                     ---------        -------
               Total                                 $ 150,185        147,612
                                                     =========        =======

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals     $   7,841          9,997
        Polyurethane Chemicals                          15,245          7,879
                                                     ---------        -------
                                                        23,086         17,876
        Unallocated corporate expenses                  (5,881)        (5,102)
        Interest income (expense), net                    (663)           654
        Other income (expense), net                       (228)         8,196
                                                     ---------        -------
          Total                                      $  16,314         21,624
                                                     =========        =======

     Electronic and Other Specialty Chemicals pretax operating profits for the current year were down 22% versus the same period of the prior year to $7.8 million, while sales declined 5%. The decline in operating profits and sales was primarily due to lower average prices for electronic chemicals. Higher costs from recent investments in new facilities in the U.S., Europe and Japan also negatively impacted current year operating results.

     Polyurethane Chemicals pretax operating profits for the current year were up 93% versus the same period of the prior year to $15.2 million, primarily due to additional aniline volume from the new Baytown, TX plant which came on stream in the second quarter of last year. Also, prior year results were hurt by higher expenses, primarily the result of plant maintenance in the first and second quarter at the Pascagoula facility. Sales for the year were up 12% due to the addition of Baytown production.

     Unallocated corporate expenses for the current year were $5.9 million versus $5.1 million in the prior year, due to increased compensation expense indexed to the Company's stock price and higher health care costs. Net interest expense for the current year was $0.7 million versus net interest income of $0.7 million in the prior year due to $1.0 million in higher net interest expense caused by increased borrowings and lower capitalized interest. Other income and expense for the prior year included $8.2 million in pretax gain from the sale of Power Sources, Inc.

Results of Operations - Three months ended June 30, 1999 compared to the three months ended June 30, 1998


Consolidated Results

     Earnings from continuing operations for the three months ended June 30, 1999, were $5.5 million, up 42% from $4.0 million for the same period of the prior year. The earnings improvement was due to higher sales of polyurethane chemicals from the Baytown, TX aniline facility and higher production and lower cost at the Pascagoula, MS aniline plant.

Segment Operations


                               Segment Information
                            (In Thousands of Dollars)

                                                         3 Months Ended
                                                             June 30
                                                             -------
                                                       1999          1998
                                                     --------      --------
Sales:
        Electronic and Other Specialty Chemicals     $ 47,498        43,444
        Polyurethane Chemicals                         32,843        32,244
                                                     --------      --------
               Total                                 $ 80,341        75,688
                                                     ========      ========

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals     $  4,302         4,367
        Polyurethane Chemicals                          8,040         4,724
                                                     --------      --------
                                                       12,342         9,091
        Unallocated corporate expenses                 (3,057)       (2,929)
        Interest income (expense), net                   (197)          146
        Other expense, net                               (260)          (42)
                                                     --------      --------
          Total                                      $  8,828         6,266
                                                     ========      ========


     Electronic and Other Specialty Chemicals pretax operating profits for the current year were $4.3 million, about the same as last year. Operating profits remained flat as improvements in custom manufacturing operations were offset by lower margins in electronic chemicals and higher fixed costs from manufacturing and other infrastructure investments in the U.S., Europe and Japan. Sales for the quarter were up 9%, primarily due to higher prices for other specialties.

     Polyurethane Chemicals pretax operating profits for the current year were $8.0 million, up 70% versus the same quarter of the prior year due to additional aniline production from the Baytown and Pascagoula facilities. Sales for the quarter were up only slightly, however, as the increased aniline production replaced low margin aniline purchased for resale in the prior year.

     Unallocated corporate expenses for the current year were $3.1 million, up slightly from $2.9 million in the prior year. Net interest expense for the current year was $0.2 million versus net interest income of $0.1 million in the prior year, primarily due to higher interest expense caused by increased borrowings.

Discontinued Operations

     Earnings from discontinued operations include the results of Steel and Engineered Products and Services. The Company adopted plans for disposal of these operations in the third and fourth quarters of 1998. Melt operations at FirstMiss Steel ceased on June 30, as planned. Limited operations continue in order to honor remaining contracts, sell inventories and collect receivables. The company has terminated negotiations to sell Engineered Products and Services to the managers of that business and is now actively seeking another buyer.


Capital Resources and Liquidity

     Cash flow from continuing operations for the current year was $9.0 million, down from $13.5 million in the prior year primarily due to increased accounts receivable. Capital expenditures during the current year were down 50% from the prior year, which included final expenditures on the Baytown, TX facility. Net cash provided by investing activities in the current year included $29.6 million from the collection of the Company's note with Getchell Gold. These proceeds were used to reduce outstanding borrowings. Prior year investing activities includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc.


Year 2000

     In 1996, the Company began a study which led to the purchase in 1997 of a company-wide Enterprise Resource Planning ("ERP") system to integrate the Company's information systems, replacing small, stand-alone purchased systems. The ERP system will be Year 2000 compliant, with the material portion of the system planned for completion by September 30, 1999. As of June 30, 1999, the Company has spent $9.5 million on this project and is projecting to spend approximately $2.1 million for the remainder of 1999.

     A corporate-wide survey and assessment of other information technology ("IT") and non-IT equipment and systems utilizing date or time functions has been completed. The current estimated cost to perform necessary remediations is less than $0.4 million of which approximately $0.1 million has been spent to date. Most of this cost is related to process control systems, the majority of which have now been remediated and successfully tested. Implementation and testing of process control remediations at the Pascagoula facility will not occur until October 1999 to coincide with the next scheduled plant maintenance turnaround. Contingency plans, scheduled for completion at September 30, 1999, are currently being developed in the event the remediations are not successful or the remaining remediations do not occur or are delayed. Severe delay or widespread failure affecting both the remediation effort and the contingency plans, although not expected, could have a material effect on the Company's financial condition and results of operations.

     Although monitoring will continue, the Company has essentially completed its assessment of critical key customers, as well as service and raw material suppliers, regarding their Year 2000 readiness. Contingency plans are being developed, as appropriate, in a process scheduled for completion by September 30, 1999, addressing potential shortfalls related to Year 2000 readiness with respect to individual critical key suppliers and customers. Although the Company cannot quantify the precise effect, significant or prolonged disruptions of key customers or suppliers could have a material effect on the Company's financial condition and results of operations. The Company has not finalized its determination of its most likely worse case scenario in the event of Year 2000 related problems, but will do so by October 31, 1999, to encompass the final anticipated process control systems remediations and ERP site implementations. However, based on information to date and assuming no major disruptions by critical third parties or delays in remaining remediations and ERP implementations, the Company believes that the most likely worst case scenario would involve temporary interruptions in manufacturing capability and that these should not have a material adverse effect on the Company's financial position, operations or cash flow.


Forward-Looking Statements

     Certain statements included in this Form 10-Q which relate to the Year 2000, proceeds from the discontinuance of the steel and engineered products and services operations, as well as, other statements in this Form 10-Q that are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of the downturn in Asian or other foreign markets, successful installation of the Company's ERP system, the inability of the Company to either resolve its Year 2000 issues or to accurately estimate the costs associated with Year 2000 compliance and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At June 30, 1999, the Company's derivative and other financial instruments included long-term debt denominated in U.S. dollars and short-term debt denominated in Japanese yen and a series of short-term forward sales of Japanese yen. Due to the short-term nature and size of these yen obligations, the Company does not consider its exposure to foreign currency or interest rate fluctuations on these instruments to be material.

     The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At June 30,1999, the market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of June 30,1999, would result in an approximate $0.7 million change in fair market value, but would not affect interest expense or cash flow. At June 30,1999, the Company had $16.3 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in a change in interest expense of approximately $0.2 million.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders on May 25, 1999, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected four directors for terms to expire in 2002, or until their successors are elected and qualify. The following votes were cast:

James E. Fligg                           16,248,577             shares voted for
                                        -----------
                                             53,670             shares withheld
                                        -----------

Robert P. Guyton                         16,247,827             shares voted for
                                        -----------
                                             54,420             shares withheld
                                        -----------

Paul W. Murrill                          16,237,753             shares voted for
                                        -----------
                                             64,494             shares withheld
                                        -----------

J. Kelley Williams                       16,247,021             shares voted for
                                        -----------
                                             55,226             shares withheld
                                        -----------


Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule

                Exhibit 27.1 - Restated Financial Data Schedule

            (b) Reports on Form 8-K

                No report on Form 8-K was filed by the Registrant during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHEMFIRST INC.




August 11, 1999                        /s/ J. KELLEY WILLIAMS
----------------------                 -----------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer



August 11, 1999                        /s/ TROY B. BROWNING
----------------------                 -----------------------------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBITS
NUMBER           DESCRIPTION
--------         -----------
  27       - Financial Data Schedules

  27.1     - Restated Financial Data Schedules