Form 10-Q
period 1999-09-30
CHEMFIRST INC
filed 1999-11-12
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999
                      ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------

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

         Yes   X          No
             -----           -----


           Class                                 Outstanding at October 31,1999
--------------------------                       ------------------------------
Common Stock, $1 Par Value                                 18,218,165

                          Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                      September 30    December 31
                                                         1999            1998
                                                      ------------    -----------
Assets:
Current assets
  Cash and cash equivalents                            $  11,330          11,226
  Accounts receivable                                     56,726          43,798
  Inventories:
   Finished products                                      39,932          32,872
   Work in process                                         2,023           7,045
   Raw materials and supplies                             15,180          11,378
                                                       ---------       ---------
      Total inventories                                   57,135          51,295
                                                       ---------       ---------
  Prepaid expenses and other current assets                8,803           8,274
  Net current assets of discontinued operations           31,998          46,309
                                                       ---------       ---------
      Total current assets                               165,992         160,902
                                                       ---------       ---------
Investments and other assets                              20,589          49,131
Property, plant and equipment                            382,512         366,814
  Less: accumulated depreciation and amortization        157,609         139,413
                                                       ---------       ---------
Property, plant and equipment, net                       224,903         227,401
Noncurrent assets of discontinued operations                  --           6,000
                                                       ---------       ---------
                                                       $ 411,484         443,434
                                                       =========       =========

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                        $   7,575           5,354
  Current instalments of long-term debt                        4             251
  Deferred revenue                                           563             104
  Accounts payable                                         8,977          22,020
  Accrued expenses and other current liabilities          21,148          16,237
                                                       ---------       ---------
    Total current liabilities                             38,267          43,966
                                                       ---------       ---------
Long-term debt                                            29,157          64,956
Other long-term liabilities                               26,153          24,783
Deferred income taxes                                     17,977          13,501
Noncurrent liabilities of discontinued operations         10,097          10,097
Minority interest                                            649             649
Stockholders' equity:
  Common stock                                            18,200          18,445
  Additional paid-in capital                              24,865          22,212
  Retained earnings                                      246,337         245,118
  Accumulated other comprehensive income                    (218)           (293)
                                                       ---------       ---------
    Total stockholders' equity                           289,184         285,482
                                                       ---------       ---------
                                                       $ 411,484         443,434
                                                       =========       =========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                               3 Months Ended                9 Months Ended
                                                                September 30                  September 30
                                                           -----------------------       ----------------------
                                                             1999           1998           1999          1998
                                                           --------       --------       --------      --------
Revenues:
  Sales                                                    $ 79,275         72,760        229,460       220,372
  Interest and other income                                     496          1,947          3,651        12,586
                                                           --------       --------       --------      --------
                                                             79,771         74,707        233,111       232,958
                                                           --------       --------       --------      --------
Costs and expenses:
  Cost of sales                                              54,514         51,522        163,066       161,598
  General, selling and
    administrative expenses                                  11,916         10,565         33,163        31,312
  Other operating expenses                                    3,498          3,646          9,239         8,979
  Interest expense                                              435            673          1,921         1,144
                                                           --------       --------       --------      --------
                                                             70,363         66,406        207,389       203,033
                                                           --------       --------       --------      --------
Earnings before income taxes                                  9,408          8,301         25,722        29,925
Income tax expense                                            3,446          3,195          9,646        11,520
                                                           --------       --------       --------      --------
Earnings from continuing operations                           5,962          5,106         16,076        18,405
Loss from discontinued operations, net of tax benefit                         (844)                        (436)
Loss on disposal of business, net of tax benefit                 --        (11,950)            --       (11,950)
                                                           --------       --------       --------      --------
  Net earnings (loss)                                      $  5,962         (7,688)        16,076         6,019
                                                           ========       ========       ========      ========


Earnings (loss) per common share:
Continuing operations                                      $   0.33           0.27           0.88          0.94
Loss from discontinued operations, net of tax benefit            --          (0.05)            --         (0.02)
Loss on disposal of business, net of tax benefit                 --          (0.63)            --         (0.61)
                                                           --------       --------       --------      --------
  Net earnings (loss)                                      $   0.33          (0.41)          0.88          0.31
                                                           ========       ========       ========      ========

Average shares outstanding                                   18,152         18,926         18,266        19,435

Earnings (loss) per common share, assuming dilution:
Continuing operations                                      $   0.32           0.27           0.87          0.94
Loss from discontinued operations, net of tax benefit            --          (0.04)            --         (0.02)
Loss on disposal of business, net of tax benefit                 --          (0.63)            --         (0.61)
                                                           --------       --------       --------      --------
  Net earnings (loss)                                      $   0.32          (0.40)          0.87          0.31
                                                           ========       ========       ========      ========

Average shares outstanding                                   18,411         19,088         18,482        19,695

Cash dividend declared
  per share                                                $   0.10           0.10           0.30          0.30

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                                                  9 Months Ended
                                                                                                   September 30
                                                                                              -----------------------
                                                                                                1999           1998
                                                                                              --------       --------
Cash flows from operations:
  Net earnings                                                                                $ 16,076          6,019
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                                               19,523         17,972
    Provision for losses on receivables                                                            133             53
    Gain on sale of equity investee                                                               (750)        (8,269)
    Loss on disposal of business, net of tax benefit                                                --         11,950
    Deferred taxes and other items                                                               9,259          5,073
    Change in current assets and liabilities, net
     of effects of dispositions                                                                (26,410)        (9,899)
    Net earnings from discontinued operations                                                       --            435
                                                                                              --------       --------
              Net cash provided by continuing operations                                        17,831         23,334
              Net cash provided by (used in) discontinued operations                            20,312        (10,374)
                                                                                              --------       --------
              Net cash provided by operating activities                                         38,143         12,960
                                                                                              --------       --------
Cash flows from investing activities:
  Capital expenditures                                                                         (16,932)       (30,947)
  Proceeds from sale of equity investee                                                             --         18,986
  Proceeds from collection of note                                                              29,569             --
  Other investing activities                                                                    (3,000)           905
                                                                                              --------       --------
              Net cash provided by (used in) investing activities, continuing operations         9,637        (11,056)
              Net cash used in investing activities, discontinued operations                        --         (2,219)
                                                                                              --------       --------
              Net cash provided by (used in) investing activities                                9,637        (13,275)
                                                                                              --------       --------
Cash flows from financing activities:
  Net borrowings (repayments) of notes payable                                                 (33,796)        45,000
  Principal repayments of long-term debt                                                            --           (717)
  Dividends                                                                                     (5,463)        (5,791)
  Purchase of common stock                                                                      (9,830)       (35,370)
  Proceeds from issuance of common stock                                                         1,338          1,579
                                                                                              --------       --------
             Net cash provided by (used in) financing activities, continuing operations        (47,751)         4,701
             Net cash used in financing activities, discontinued operations                         --           (441)
                                                                                              --------       --------
             Net cash provided by (used in) financing activities                               (47,751)         4,260
                                                                                              --------       --------
Effect of exchange rate changes on cash                                                             75             --
                                                                                              --------       --------
Net increase in cash and cash equivalents                                                          104          3,945
Cash and cash equivalents at beginning of period                                                11,226          7,767
                                                                                              --------       --------
Cash and cash equivalents at end of period                                                    $ 11,330         11,712
                                                                                              ========       ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                                      $  1,909          1,175
                                                                                              ========       ========
    Income taxes, net                                                                         $  1,947          6,065
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

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current assets, noncurrent assets and noncurrent liabilities at September 30, 1999 and December 31,1998, respectively, as follows:

                                                          Engineered Products
                                                             and Services
                                                  Steel        and Other        Totals
                                                --------  -------------------  --------
At September 30, 1999:

Net current assets of disc. operations          $ 16,050          15,948         31,998
                                                ========        ========       ========

Noncurrent assets of disc. operations           $     --              --             --
                                                ========        ========       ========

Noncurrent liabilities of disc. operations      $     --          10,097         10,097
                                                ========        ========       ========

At December 31, 1998:

Net current assets of disc. operations          $ 26,565          19,744         46,309
                                                ========        ========       ========

Noncurrent assets of disc. operations           $     --           6,000          6,000
                                                ========        ========       ========

Noncurrent liabilities of disc. operations      $     --          10,097         10,097
                                                ========        ========       ========

         The statements of operations have been reclassified to separate discontinued and continuing operations. Earnings (loss) from discontinued operations includes interest expense allocations, based on the ratio of net assets of discontinued operations to consolidated net assets plus debt, of $64 and $132 for the three and nine month periods ending September 30, 1998, respectively. Revenues and net earnings (loss) of discontinued operations for the three and nine month periods ended September 30, 1998 were as follows:

Three Months ended September 30, 1998:                           Engineered Products
                                                                    and Services
                                                        Steel         and Other        Totals
                                                       --------  -------------------  --------
Sales and revenues                                     $ 13,810         18,004          31,814
                                                       ========       ========        ========
Earnings (loss) from operations before taxes           $ (1,856)           541          (1,315)
Income tax expense (benefit)                               (726)           255            (471)
                                                       --------       --------        --------
Earnings (loss) from discontinued operations, net      $ (1,130)           286            (844)
                                                       ========       ========        ========

Nine Months ended September 30, 1998:                            Engineered Products
                                                                    and Services
                                                        Steel         and Other        Totals
                                                       --------  -------------------  --------
Sales and revenues                                     $ 54,620         52,248         106,868
                                                       ========       ========        ========
Earnings (loss) from operations before taxes           $ (1,626)         1,159            (467)
Income tax expense (benefit)                               (635)           604             (31)
                                                       --------       --------        --------
Earnings (loss) from discontinued operations, net      $   (991)           555            (436)
                                                       ========       ========        ========

Note 3 - Change from Reporting Gross Sales to Net Sales Basis

         Beginning with calendar year 1999 the Company elected to present sales on a net of freight basis by reclassing freight-out expense from cost of sales to sales. Prior periods have been reclassified to consistently reflect this presentation. Freight-out expense reclassed for the three and nine month periods ended September 30,1998 from cost of sales to net sales was $1,911 and $6,655, respectively.

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

Note 5 - Earnings Per Share

         Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for income from continuing operations:

                                               Three Months Ended September 30
                                            1999                              1998
                                -----------------------------     -----------------------------
                                Income     Shares       EPS       Income     Shares       EPS
                                -------    -------    -------     -------    -------    -------
                                             (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                      $ 5,962     18,152    $  0.33     $ 5,106     18,926    $  0.27
     Dilutive effect of CSEs         --        259      (0.01)         --        162         --
                                -------    -------    -------     -------    -------    -------
     Diluted                    $ 5,962     18,411    $  0.32     $ 3,853     19,088    $  0.27
                                =======    =======    =======     =======    =======    =======

                                                Nine Months Ended September 30
                                            1999                              1998
                                -----------------------------     -----------------------------
                                Income     Shares       EPS       Income     Shares       EPS
                                -------    -------    -------     -------    -------    -------
                                             (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                      $16,076     18,266    $  0.88     $18,405     19,435    $  0.94
     Dilutive effect of CSEs         --        216      (0.01)         --        260         --
                                -------    -------    -------     -------    -------    -------
     Diluted                    $16,076     18,482    $  0.87     $18,405     19,695    $  0.94
                                =======    =======    =======     =======    =======    =======

Note 6 -  Comprehensive Income

         Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998, was $6.0 million and $(7.7) million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998, was $15.9 million and $5.7 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Consolidated Results

         Earnings from continuing operations for the nine months ended September 30, 1999, were $16.1 million versus $18.4 million for the same period of the prior year. Prior year results include a $5.0 million gain on the January 1998 sale of Power Sources, Inc. Excluding the Power Sources gain, earnings from continuing operations for the current year were up 20%, due to increased profits in the polyurethane chemicals segment, which added the Baytown aniline facility in the second quarter of 1998.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                        9 Months Ended
                                                         September 30
                                                    -----------------------
                                                      1999          1998
                                                    ---------     ---------
Sales:
        Electronic and Other Specialty Chemicals    $ 126,646       131,747
        Polyurethane Chemicals                        102,814        88,625
                                                    ---------     ---------
               Total                                $ 229,460       220,372
                                                    =========     =========

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals    $  12,092        13,295
        Polyurethane Chemicals                         24,060        15,017
                                                    ---------     ---------
                                                       36,152        28,312
        Unallocated corporate expenses                 (9,117)       (7,058)
        Interest income (expense), net                   (976)          507
        Other income (expense), net                      (337)        8,164
                                                    ---------     ---------

               Total                                $  25,722        29,925
                                                    =========     =========

         Electronic and Other Specialty Chemicals pretax operating profits for the current year were down 9% versus the same period of the prior year to $12.1 million, while sales declined 4%. The decline in operating profits was primarily due to additional expenses for electronic chemicals product development and research and development and applications engineering facilities added last year. Sales declined on lower electronic chemicals prices and other specialty chemical volume.

         Polyurethane Chemicals pretax operating profits for the current year were up 60% versus the same period of the prior year to $24.1 million, primarily due to additional aniline volume from the new Baytown, TX plant which came on stream in the second quarter of last year. Also, prior year results were hurt by higher expenses, primarily the result of plant maintenance in the first and second quarter at the Pascagoula facility. Sales for the year were up 16% due to the addition of Baytown production.

         Unallocated corporate expenses for the current year were $9.1 million versus $7.1 million in the prior year. The increase was primarily due to an increase in that portion of compensation expense indexed to the Company's stock price. Net interest expense for the current year was $1.0 million versus net interest income of $0.5 million in the prior year due primarily to $0.8 million in higher net interest expense caused by increased borrowings and lower capitalized interest. Other income and expense for the prior year included $8.2 million in pretax gain from the sale of Power Sources, Inc.

Results of Operations - Three months ended September 30, 1999 compared to the three months ended September 30, 1998

Consolidated Results

         Earnings from continuing operations for the three months ended September 30, 1999, were $6.0 million, up 17% from $5.1 million for the same period of the prior year. The earnings improvement was due to higher sales of polyurethane chemicals from the Baytown, TX aniline facility and higher production and lower cost at the Pascagoula, MS aniline plant.

Segment Operations


                               Segment Information
                            (In Thousands of Dollars)

                                                       3 Months Ended
                                                        September 30
                                                    ---------------------
                                                      1999         1998
                                                    --------     --------
Sales:
        Electronic and Other Specialty Chemicals    $ 39,231       39,965
        Polyurethane Chemicals                        40,044       32,795
                                                    --------     --------
               Total                                $ 79,275       72,760
                                                    ========     ========

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals    $  4,251        3,298
        Polyurethane Chemicals                         8,815        7,138
                                                    --------     --------
                                                      13,066       10,436
        Unallocated corporate expenses                (3,236)      (1,956)
        Interest income (expense), net                  (313)        (147)
        Other expense, net                              (109)         (32)
                                                    --------     --------

               Total                                $  9,408        8,301
                                                    ========     ========

         Electronic and Other Specialty Chemicals pretax operating profits for the current year were $4.3 million, up $1.0 million versus the same period of the prior year on better custom manufacturing results. Sales for the quarter were down 2%, primarily due to lower prices.

         Polyurethane Chemicals pretax operating profits for the current year were $8.8 million, up 23% versus the same quarter of the prior year on a 22% increase in sales. Sales were up on increased production at both the Pascagoula and Baytown sites. Current quarter sales include $3.4 million in spot sales, which are not anticipated for the fourth quarter. In addition, prior year results were hurt by Hurricane Georges which struck the Pascagoula facility on September 28, 1998.

         Unallocated corporate expenses for the current year were $3.2 million, up $1.3 million from the prior year primarily due to increased compensation expense indexed to the Company's stock price. Net interest expense for the current year was $0.3 million versus $0.1 million in the prior year, up primarily due to higher interest expense caused by increased borrowings.

Discontinued Operations

         Discontinued operations include Steel and Engineered Products and Services and Other. In the third quarter of 1998, a plan was approved to discontinue steel operations through a disposal of the steel segment's assets . The carrying amount of these assets was written down by $14.9 million to an estimated net realizable amount. Additionally, accruals of $3.1 million were recorded for estimated costs of exiting the business. Negotiations with potential buyers continue regarding steel assets, as do ongoing efforts to liquidate inventories and collect receivables. The Company is also in discussions with buyers interested in Engineered Products and Services.

Capital Resources and Liquidity

         Cash flow from continuing operations for the current year was $17.8 million, down from $23.3 million in the prior year primarily due to increased accounts receivable. Capital expenditures during the current year were down 45% from the prior year, which included final expenditures on the Baytown, TX aniline facility. Net cash provided by investing activities in the current year included $29.6 million from the collection of the Company's note with Getchell Gold. These proceeds were used to reduce outstanding borrowings. Prior year investing activities includes $19.0 million in pretax proceeds from the Company's sale of its interest in Power Sources, Inc.

Year 2000

         In 1996, the Company began a study which led to the purchase in 1997 of a company-wide Enterprise Resource Planning ("ERP") system to integrate the Company's information systems, replacing small, stand-alone purchased systems. The ERP system will be Year 2000 compliant. As of September 30, 1999, the Company has spent $10.9 million on this project and is projecting to spend approximately $1.3 million for the remainder of 1999. As of November 1, all sites scheduled were operating under this system. A remaining site, which is already Year 2000 compliant, will be implemented under the ERP system next year.

         A corporate-wide survey and assessment of other information technology ("IT") and non-IT equipment and systems utilizing date or time functions has been completed. The current estimated cost to perform necessary remediations is approximately $0.3 million of which approximately $0.2 million has been spent to date. Most of this cost is related to process control systems, the majority of which have now been remediated and successfully tested. Final remediations are scheduled to occur the first week of December. Contingency plans have been developed in the event the remaining remediations do not occur or are delayed. Delay or failure to complete the remaining remediations, although not expected, could have a material effect on the Company's financial condition and results of operations.

       Although monitoring will continue, the Company has essentially completed its assessment of critical key customers, as well as service and raw material suppliers, regarding their Year 2000 readiness. Contingency plans have been developed, addressing potential shortfalls related to Year 2000 readiness with respect to individual critical key suppliers and customers. Although the Company cannot quantify the precise effect, significant or prolonged disruptions of key customers or suppliers could have a material effect on the Company's financial condition and results of operations. Based on information to date and assuming no major disruptions by critical third parties or delays in remaining remediations, the Company believes that the most likely worst case scenario would involve temporary interruptions in manufacturing capability and that these should not have a material adverse effect on the Company's financial position, operations or cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At September 30, 1999, the Company's derivative and other financial instruments included long-term debt denominated in U.S. dollars and short-term debt denominated in Japanese yen and a series of short-term forward sales of Japanese yen. Due to the short-term nature and size of these yen obligations, the Company does not consider its exposure to foreign currency or interest rate fluctuations on these instruments to be material.

        The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its business operations, with the terms and amounts based on business requirements, market conditions and other factors. At September 30,1999, the market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of September 30, 1999, would result in an approximate $1.0 million change in fair market value, but would not affect interest expense or cash flow. At September 30, 1999, the Company had $12.6 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in a change in interest expense of approximately $0.1 million.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

          Exhibit 27.1 - Restated Financial Data Schedule

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Registrant during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHEMFIRST INC.



November 11, 1999                      /s/ J. Kelley Williams
------------------                     -----------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer



November 11, 1999                      /s/ Troy B. Browning
------------------                     -----------------------------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  27        Financial Data Schedules

  27.1      Restated Financial Data Schedules