Form 10-K405
period 1999-12-31
CHEMFIRST INC
filed 2000-03-29
CIK 1026601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission File Number 333-15789

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

   Common Stock, Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2000 (based on the closing sale price of $21.00 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $315,267,498.

The number of shares of the Registrant's Common Stock outstanding as of March 16, 2000 was 16,392,205.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required to be disclosed in this Form 10-K is incorporated by reference to the Company's 1999 Annual Report to Stockholders and the Company's definitive Proxy Statement for the May 23, 2000 annual meeting of stockholders. The location of the incorporated information is as follows:

Part I of Form 10-K                                 Location in Annual Report
-------------------                                 ------------------------

Item 1.  Business                                   Notes 2 and 12

Part II of Form 10-K
--------------------

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters            Inside back cover

Item 6.  Selected Financial Data                    p. 2

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                 p. 13-15

Item 7A. Quantitative and Qualitative
         Disclosures about Market Risk              See Management's Discussion
                                                    and Analysis of Financial
                                                    Condition and Results of
                                                    Operations

Item 8.  Financial Statements and
         Supplementary Data                         p. 16-35

                                                    Location in Definitive Proxy
Part III of Form 10-K                               Statement
---------------------                               ----------------------------

Item 10. Directors and Executive Officers
         of the Registrant                          pp. 3; 4-8; 10; 12

Item 11. Executive Compensation                     pp. 10; 11; 13-20

Item 12. Security Ownership of Certain
         Beneficial Owners and Management           pp. 2; 8-10

Item 13. Certain Relationships and
         Related Transactions                       p. 16

                                     PART I

ITEM 1. BUSINESS

General

      The principal businesses of ChemFirst Inc. (the "Company") involve the production of electronic and other specialty chemicals for use in the semiconductor industry and in pharmaceutical, polymer, photographic, photosensitive and agricultural applications, as well as the production of polyurethane chemicals. The Company had previously reclassified the engineered products and services segment and the steel segment as discontinued operations pending disposition of these businesses. The Company completed disposition of the engineered products and services operation in December 1999 and its steel operation in February 2000. See the discussion under Recent Developments below for more information regarding these dispositions.

      At March 1, 2000, the Company had 678 employees, which includes employees of the parent company and all subsidiaries.

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

Recent Developments

      On December 31, 1997, the Company acquired the acylation derivatives business of Clariant Corporation. This business is conducted through TriQuest, L.P., a limited partnership in which the Company owns an 87.5% interest, with the remaining 12.5% interest owned by former members of Clariant Corporation's acylation derivatives employee group who are now employees of TriQuest. The Company is involved in the development and marketing of derivatives of 4-hydroxyacetophenone for electronic chemicals, polymer enhancement chemicals and specialty resins. The electronic chemical products are resins used in deep ultraviolet ("DUV") photoresist applications to produce advanced semiconductors with line geometries at or below 0.25 microns. Also on December 31, 1997, the Company acquired certain chemical mechanical planarization ("CMP") assets of Baikowski International Corporation, a subsidiary of Baikowski Chimie, SA, and the CMP assets of Moyco Technologies, Inc. and its affiliate, Sweet Pea Technologies, Inc. The acquisition of these CMP assets provided the Company with an entrance into the CMP market, which involves mechanical polishing of silicon wafers utilizing a slurry of abrasives and chemicals to produce a flatter surface. Acylation derivatives and CMP are included in the Company's Electronic and Other Specialty Chemicals segment.

      On January 22, 1998, the Company sold its 50% interest in Power Sources, Inc. ("PSI") to Trigen Energy Corporation for approximately $20.0 million in cash. Previously reported contingencies regarding this sale were resolved without adjustment to the sales proceeds. The Company no longer has an ownership interest in PSI.

      Effective December 1, 1999, the Company sold its wholly owned subsidiaries, Callidus Technologies, Inc. and Plasma Energy Corporation, to Howe-Baker International, Inc., a subsidiary of Wedge Group Incorporated, for approximately $8.0 million, subject to certain immaterial post-closing adjustments. These subsidiaries comprised the Company's engineered products and services business which had previously been classified and reported as a discontinued operation.

      On February 15, 2000, the Company completed the sale of its wholly owned subsidiary, FirstMiss Steel, Inc., which comprised the Company's discontinued steel business, to Hoganas North America, Inc., a subsidiary of Hoganas AB of Sweden. Proceeds from the sale were approximately $13.0 million, subject to certain post-closing working capital adjustments.

      The Company's disposition of its engineered products and services business and steel business furthers the Company's strategy to focus on chemicals.

Forward-Looking Statements

      In addition to historical information, this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company in the Company's press releases, Annual Report to Stockholders and other filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start-up of construction projects, pricing pressure as a result of international market forces, the inability of the Company to either resolve Year 2000 issues that may subsequently arise or to accurately estimate the costs associated with such issues, although the Company has experienced no significant Year 2000 issues or problems to date and is not aware of any such issues or problems, and other factors as may be discussed herein and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Electronic and Other Specialty Chemicals

General

      The Company's Electronic and Other Specialty Chemicals segment produces specialty chemicals for use by others in electronic, pharmaceutical, polymer, photosensitive and agricultural applications and provides associated contract research and development. These chemicals are typically produced by multi-step batch processing. These products are sold both on specification and performance and must typically be qualified for use by the customer in addition to meeting certain specifications. Generally, chemicals in this segment are sold in smaller volumes and contribute a higher added-value to end products than polyurethane chemicals. Another common characteristic of the chemicals sold in this segment is the Company's focus on applied research. Whereas the primary focus for many of the Company's customers in this segment is on basic discovery, much of the Company's focus is on development of products and processes for our customers' next generation semiconductors, pharmaceutical, agricultural or consumer products. These electronic and other specialty chemicals are produced at Company-owned facilities in Hayward, California; East Kilbride, Scotland; Pascagoula, Mississippi; Tyrone, Pennsylvania; and Dayton, Ohio.

      Purchasers of electronic chemicals, who are typically end users, acquire the product to achieve a specific performance objective. As with the other specialty chemicals, these chemicals have very specific uses, although the customer base is often larger than for other specialty chemicals. The production and sale of these chemicals are labor intensive and are usually dependent on highly technical proprietary formulae and a sophisticated, well-trained applications engineering staff. The Company's electronic chemicals are used in the semiconductor and related industries. These chemicals include organic post metal cleaning solutions which remove photoresist and dry-etch residue during the manufacture of semiconductors, post-dry-etch residue removers, specialty resins used in DUV photoresists, and other performance chemicals and materials for cleaning and polishing silicon wafers in semiconductor manufacturing. During 1999, the Company acquired a choline product line for use in electronic chemicals. Choline is an ingredient in photoresist strippers used to manufacture printed wire boards and other electronic interconnects.

      Most of the Company's other specialty chemicals are sold to a narrow base of customers, which are either end users or producers of performance chemicals. Because of their specialized, complex molecular structure, many of these products are designed for specific end use by one or two customers and significant technical service is expected by the customer. The key to successful production of these specialty chemicals is developing an efficient, low cost production process. These chemicals are sold as intermediates to other specialty chemical producers and to electronic, pharmaceutical, polymer, cosmetics and agricultural companies for use in herbicides, a plant growth regulator, plastic curatives, cosmetics, protease inhibitors, rubber processing chemicals, optical brighteners, dyestuffs and pigments, microchip packaging materials and photoinitiators.

      The Company owns and operates electronic chemical manufacturing facilities in Hayward, California and East Kilbride, Scotland. The Company's 65,000 square foot California facility includes offices, research and development labs and manufacturing and packaging facilities. An additional 13,400 square-feet of office and warehouse space is leased in an adjacent facility. The California facility currently utilizes approximately 60% of production capability on a two-shift, five-day basis. The second shift was added in February 2000 in response to increased demand for remover product, due to semiconductor industry growth. During 1998, the Company completed an expansion at its Scotland facility which increased square footage to 26,300. The expansion was equipped in 1999 with new production systems designed to meet the semiconductor industry's requirements for ultra pure chemicals. The Scotland facility currently utilizes approximately 80% of available production capability on a one-shift, five-day basis. Utilization is expected to drop to about 50% within the first quarter of 2000, when full capacity and expected operating efficiencies from the 1999 manufacturing systems installation are brought fully online. Thus, the Company has substantial capacity to expand production. The Company also produces select products through toll manufacturers in California, North Carolina and Japan. The Company leases office and applications engineering lab space in Kawasaki City, Japan to provide marketing and technical support for the Japanese electronic chemical market. A new applications laboratory was constructed in the Hayward facility in the second quarter of 1999 for the development of CMP products.

      The Company produces specialty and electronic chemicals and provides related contract research services at Tyrone, Pennsylvania; Dayton, Ohio; and Pascagoula, Mississippi. All of these facilities are owned by the Company. Annual production capacity at the Tyrone facility is between 4.5 million and 6.0 million pounds, depending on the product mix and the type of processing required. Production in 1999 was approximately 4.0 million pounds. During 1998, the Company completed an expansion at the Dayton facility for the production of DUV photoresist resins. The Dayton facility also includes a current Good Manufacturing Practices (cGMP) pilot plant for scale-up work and production of small quantities of fine and pharmaceutical chemicals. Annual production capacity at Dayton is between 1.5 million and 2.0 million pounds depending on the product mix and the type of processing required. Production in 1999 was approximately 700,000 pounds. Specialty chemical production capacity at Pascagoula is between 70 and 80 million pounds, depending on the product mix and the processing required. Production at this facility was approximately 67 million pounds during 1999. At these sites, the Company has differentiated itself by its capacity to manufacture electronic and/or other specialty chemicals using multi-step batch processing combined with the capability to produce specialty chemicals in continuous process facilities. In addition, the Company outsources the manufacture of selected intermediates, electronic chemical products and other specialty chemicals.

      The Company produces fine chemicals manufactured to the specifications and performance criteria of its customers ranging from gram to commercial quantities. The Company's multifunctional manufacturing facilities enable multi-step batch and continuous processing of specialties and custom production of complex fine chemicals. The Company has versatile facilities that use numerous reactors capable of producing custom fine chemicals in quantities ranging from the very small amounts needed for initial product testing or toxicity studies, through pilot plant production of developmental quantities or clinical trials and continuing through commercial production. Although historically customers have purchased relatively small quantities of certain specialty chemicals, primarily for their new product development and market testing, recently the sale of commercial quantities of product has increased significantly as the trend to outsource strengthens. Companies involved in the mass production of chemically based electronic, pharmaceutical, agricultural and consumer products often find it expensive and inefficient to manufacture small quantities of the complex chemicals required for new product development or products with limited markets. By providing a versatile array of manufacturing capabilities, related services and capacity to a number of such companies, the Company achieves economies of scale and is able to manufacture certain fine specialty chemicals more economically and timely than they can be manufactured by its customers. As a result, customers can often reduce the time to market and capital exposure associated with the manufacture and marketing of their new developmental products and are better able to utilize and focus their own manufacturing capacity and research and development abilities. In conjunction with its production and sale of electronic and other specialty chemicals, the Company also provides contract research services primarily for the pharmaceutical and electronic chemical industries in the United States and Europe. These services are highly specialized, requiring a team of research and development experts. These services allow our customers to expand and support their internal research and development efforts and are provided on a fee basis or by purchase order for small quantities (less than 10 kgs.). The cGMP pilot plant, discussed above, is used extensively to support this effort.

      The Company's electronic and other specialty chemicals accounted for approximately 56%, 60%, and 61% of the Company's consolidated net sales for 1999, 1998 and 1997, respectively.

Marketing and Sales

      Electronic chemicals are marketed domestically and internationally in Europe and the Pacific Rim. With the exception of the DUV resin product line, the California facility serves North America and the Pacific Rim, and the Scotland facility serves the European community. These chemicals are distributed in gallon, liter, returnable drum or large volume dedicated containers. In the U.S., the Company's electronic chemicals are principally sold through its internal sales force although the Company utilizes independent sales representatives and distributors as well. In the Pacific Rim and Europe, sales are generally conducted through distributors or sales agents supported by the Company's regional technical sales representatives. In early 1999, the Company began manufacturing products for the Japanese market in a tolling arrangement with the Company's Japanese distributor. DUV resins are manufactured at the Dayton site and shipped directly to photoresist manufacturers. These products are distributed in the form of dry powder or in specialty solutions shipped in appropriate small volume containers. The choline electronic materials are sold through formulators supplying the printed wire board market. Electronic chemicals are typically sold by purchase order.

      The Company's other specialty chemicals are marketed globally. Most of these chemicals are sold by purchase order or short-term agreements although the Company has long-term contracts with a number of its customers. These chemicals sales are made primarily through the Company's internal sales force. These specialty chemicals are typically sold in drums, or, for larger volume products, in bulk. Domestic shipments are typically by truck or rail. Exported products are shipped in ocean-going tankers, iso-containers or drums to European, Japanese and South American markets.

Raw Materials

      Except for DUV resins, the primary raw materials for the manufacture of electronic chemicals include free-base hydroxylamine, catechol, diglycolamine, trimethylamine, N-methylpyrrolidone and alumina powders. With the exception of hydroxylamine and catechol, raw materials are generally available in adequate quantities from several suppliers, subject to market variation in price. Hydroxylamine and catechol are each currently available from single suppliers, located in Japan. The Company is seeking additional sources of hydroxylamine and catechol and is currently evaluating samples supplied by alternative manufacturers. The primary raw material for the Company's DUV resin business, 4-hydroxyacetophenone, is available from a single source under a long-term contract.

      Primary raw materials for the production of its other specialty chemicals include hydrogen, hydrogen peroxide, caustic, toluene, ethyl trifluoroacetoacetate, 2-Fluorophenylhydrazine, o-aminophenol, formaldehyde, ethanol, ammonia and natural gas. These raw materials are available from a number of different sources. The Company does not believe that any one source for raw materials used in the production of these chemicals is material to the Company's business.

Competition

      The Company is one of the largest producers of post-metal cleaning solutions for semiconductor production. The Company believes that although there are approximately 12 companies participating in this market worldwide, only the Company and three others have significant market share for advanced and post metal cleaning solutions required by the current state of the art semiconductor and related industries. Competition is based on service, product performance, quality, product development capabilities and cost of ownership. The Company has entered into a cross-licensing agreement with a major competitor whereby the Company licenses its HDA(R) (hydroxylamine) patented post ash residue remover technology. The agreement results from a patent infringement complaint brought by the Company against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize the Company's hydroxylamine technology, but provides for the Company to receive a royalty and license fee. The agreement also requires the Company to pay to the competitor royalties on the Company's HDA(R) products under certain circumstances, which are currently the subject of arbitration between the Company and the competitor. The Company has approximately eight U.S. and four foreign patents regarding its HDA(R) technology. The earliest of these patents expires in 2011. Regarding CMP, the Company believes that the oxide slurry world market is dominated by two other companies, with the larger company holding an estimated 80% market share. In the tungsten slurry world market, the Company is now estimated to be the third largest supplier for this application.

      The Company is one of the largest suppliers of DUV resins and the only known U.S. producer. There are two major competitors selling resins in the merchant market in direct competition with the Company. Both competitors are Japanese companies who produce resins in Japan and market resins on a global basis. In addition, two Japanese companies who produce and supply DUV photoresists also produce resins as a captive supply source.

      The Company competes domestically and internationally with numerous producers of specialty chemicals. Major competitors are both smaller and larger companies. Competition is fierce and is based on service, quality, manufacturing capabilities and expertise in batch chemical production, research and development capabilities and price. The Company's large batch manufacturing sites allow it the flexibility and breadth of service to meet a wide variety of customer needs, including the ability to provide gram and multi-ton quantities in either cGMP or ISO-9000 manufacturing environments.

Seasonality of Business

      Generally, certain of the Company's electronic chemicals may be subject to seasonally lower sales during the first quarter, but other specialty chemical sales are generally not seasonal, and working capital requirements do not vary significantly from period to period.

Polyurethane Chemicals

General

      The Company produces aniline and nitrobenzene by continuous production processes at its facilities in Pascagoula, Mississippi and Baytown, Texas. Unlike electronic and other specialty chemicals, these chemicals generally require additional processing steps and chemical reactions by the Company's customers to produce the end product used by consumers and are primarily sold under long-term contracts.

      Typically, polyurethane chemicals are more sensitive to the business cycle and the cost of raw materials than are most electronic and specialty chemicals, although the Company's sales contracts provide some protection from fluctuation in raw material price for most of the aniline sold. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of product specifications. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important than for specialty products.

      The Company's manufacturing facility in Pascagoula is supported by storage, rail, truck, barge and ship distribution facilities. This facility utilizes nitration technology and a proprietary process for continuous hydrogenation. The annual polyurethane chemical production capacity at the facility, less internal consumption, is between 315 and 350 million pounds depending on the product mix being produced. Production of polyurethane chemicals at the Pascagoula facility during 1999 was approximately 300 million pounds.

      In 1996, the Company entered into a long-term agreement with Bayer Corporation (`'Bayer") to build, own and operate a world scale nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI (methylene diphenyl diisocyanate) manufacturing operations. Phase I of the facility, with a design capacity of 250 million pounds of aniline, was completed in 1998 and is now operating at design capacity. If a potential Phase II to the facility is constructed, it would add another 250 million pounds of capacity. A majority of the Company's current aniline production from the Pascagoula facility is sold to Bayer under a long-term contract. If Phase II of the Baytown facility is constructed, Bayer may terminate this contract and take its future requirements from the Baytown facility. Bayer is the Company's largest customer.

      Aniline is the Company's largest volume product. The Company is the largest merchant marketer of aniline in the U.S. Most of the aniline produced in the U.S. is used to manufacture MDI. MDI's primary end use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. MDI is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers, where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber and in a widely used herbicide for corn and soybeans.

      Nitrobenzene is used to make aniline and is also sold separately for the manufacture of an intermediate used in the production of a large volume over-the-counter analgesic (acetaminophen), and in the production of iron-oxide pigments used in decorative and protective coating architectural applications.

      Polyurethane chemicals accounted for approximately 44%, 40%, and 39% of the Company's consolidated net sales for 1999, 1998 and 1997, respectively.

Marketing and Sales

      The Company's polyurethane chemicals are sold primarily in the U.S. under long-term contracts to a small number of customers. The Company's internal sales force accounts for essentially all of the sales in this segment. These products are generally sold in bulk. Domestic shipments are by barge, rail or tank trucks and exports are shipped in ocean-going tankers, iso-containers or drums.

Raw Materials

      Benzene, which is a principal raw material for polyurethane chemicals production, is a readily available commodity by-product of oil refining. Like most commodities, the price of benzene is subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins and the underlying cost of crude oil. The Company is protected from fluctuations in raw material prices under the contracts in which most of its aniline production is sold. The remainder of its production is sold under contracts with price protection for major raw material price fluctuations, or under short-term contracts or purchase orders at prices that generally reflect its actual raw material cost. Other significant raw materials include toluene, ammonia and natural gas. The Company purchases ammonia at market prices. The Company purchases natural gas in the spot market for use in producing the hydrogen necessary for its manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline under firm and interruptible contracts.

Competition

      The Company is one of five major U.S. producers of aniline, with approximately 21.1% of current domestic capacity and an estimated 6.8% of current world capacity. In February 2000 one of the Company's competitors brought on line a new aniline plant. In addition, another competitor has announced that a plant currently under construction will be brought on line in late 2000 or early 2001, after which the Company will have an estimated 20.5% of domestic capacity and 6.7% of world capacity. Major competitors are large chemical companies. Competition for the products produced in this segment is based on price, service, quality, marketing and research and development support capabilities.

Seasonality of Business

      Generally, the Company's polyurethane chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

Company Research and Development

      The Company conducts research and development to improve existing products, to develop and produce new specialty and performance chemicals and to develop and improve production processes, as well as a contract service. The Company spent approximately $7.4 million, $7.5 million, and $5.0 million on research and development in 1999, 1998 and 1997, respectively. Research facilities include laboratories, pilot plant and semi-works for process research and development with gram to multi-pound sample production capabilities. The Company maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. The Company's electronic chemicals applications engineering and research and development labs in California, Texas, Scotland and Japan are strategically located near key regional semiconductor production centers, enabling application engineers to work closely with customers to develop unique chemical solutions to semiconductor manufacturing needs and to test developmental products. The Company's cGMP pilot plant in Dayton is utilized in the Company's research and development efforts.

      The Company continues to focus research efforts on developing new and improved electronic chemicals, including remover products, CMP and DUV resins. The Company also sponsors applied research at leading universities in the U.S., the U.K. and Canada. These closely directed programs have led to the development and introduction of proprietary technology in electronic and other specialty chemicals. In 1999, the Company obtained an exclusive license to further develop and commercialize a potential process that utilizes light in combination with metallic compounds to directly deposit metal and metal oxides on a substrate. Research on this technology is being conducted in cooperation with two North American universities. In addition, the Company has entered into a joint development arrangement with an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

Company Patents

      The Company owns, or is licensed under, a number of patents, patent applications and trade secrets covering its products and processes. The Company believes that, in the aggregate, the rights under such patents and licenses are important to its operations, but, with the exception of the HDA(R) etch residue remover patents referenced above, does not consider any patent, or license, or group thereof related to a specific process or product, to be of material importance when viewed from the standpoint of the Company's total business.

Environmental Considerations

      Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources, and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for 1999 were $600,000. Projected environmental capital expenditures for 2000 and 2001 are $1.3 million and $1.1 million, respectively. While these expenditures are necessary to comply with environmental laws and regulations, they may also reduce operating expenses and improve efficiencies.

      The Company monitors and participates in the environmental regulatory development process which enables the Company to evaluate new laws and regulations. The Company does not anticipate a material increase in expenses related to current environmental regulations, but because federal and state environmental laws and regulations are constantly changing, the Company is unable to predict their future impact.

      The Company has received notices from the United States Environmental Protection Agency or similar state agencies that it has been deemed a potentially responsible party (`'PRP") under Superfund or a comparable state statute at several sites and, thus, may be liable for a share of the associated remediation cost. It is difficult to estimate the Company's ultimate liability relating to these sites due to several uncertainties such as, but not limited to, the method and extent of remediation, the percentage of material attributable to the Company at the site relative to that attributable to other parties, and the financial capabilities of the other PRPs. Based on currently available information, however, the Company does not believe that its future liability at these sites will be material to its financial condition, results of operations, cash flow or competitive position.

ITEM 2. PROPERTIES

      A description of various properties and the segments to which they relate is included in the Business discussion. In addition to those described above, the Company owns or leases the following properties:

      The Company owns an approximately 26,000 square-foot office building in Jackson, Mississippi, which is its corporate headquarters.

      The Company leases 4.2 acres from Bayer Corporation within Bayer's complex for the Baytown aniline plant with a term equivalent to the aniline contractual supply agreement.

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

      The Company leases research and development laboratory space in Corpus Christi, Texas, to support its DUV resin and other specialty chemicals businesses.

      The Company was a party to a long-term lease agreement covering office space in Jackson, Mississippi. During 1999, a new tenant was found for this space and the lease was cancelled. The Company has no further obligations under that lease agreement.

      The Company believes that its properties are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

      The Company has pending several claims incurred against it in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEMS 5-8. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by Part II, Items 5-8, has been included in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, which has been furnished to the Commission and portions of which are incorporated herein by reference. See "Documents Incorporated by Reference" on Page 2 hereof for the locations of such information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Part III, Items 10-13, has been included in the Registrant's definitive Proxy Statement for the May 23, 2000 Annual Meeting of Stockholders, which will be filed with the Commission by March 30, 2000, pursuant to Regulation 14A, and is incorporated herein by reference. See "Documents Incorporated by Reference" on Page 2 hereof for the location of such information.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

(a)(1) Financial Statements incorporated by reference to the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 and Supplementary Data.

                                                                  Pages in
                                                             1999 Annual Report
                                                               to Stockholders
                                                             Incorporated Herein
                                                                 by Reference
                                                                 ------------

Consolidated Balance Sheets as of December 31, 1999 and 1998.       p. 16
Consolidated Statements of Operations, years ended
  December 31, 1999, 1998 and 1997 ..........................       p. 17
Consolidated Statements of Stockholders' Equity, years ended
  December 31, 1999, 1998 and 1997 ..........................       p. 18
Consolidated Statements of Cash Flows, years ended
  December 31, 1999, 1998 and 1997 ..........................       p. 19
Notes to Consolidated Financial Statements ..................     pp. 20-34
Independent Auditors' Report ................................       p. 35

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

4(b)   Articles II, IV, IX and XII of the Company's Bylaws are included in
       Exhibit 3(b).

4(c) ChemFirst Inc. 401(k) Savings and Employee Stock Ownership Plan and Trust, as amended and restated on January 1, 1997, was filed as Exhibit
       4.6 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-8 (Registration No. 333-18691) filed on July 27, 1999 and is incorporated herein by reference.

4(d) First Amendment to ChemFirst Inc. 401(k) and Employee Stock Ownership Plan and Trust was filed as Exhibit 4.7 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-8 (Registration No. 333-18691) filed on July 27, 1999, and is incorporated herein by reference.

4(e) Second Amendment to ChemFirst Inc. 401(k) and Employee Stock Ownership Plan and Trust was filed as Exhibit 4.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-8 (Registration No. 333-18691) filed on July 27, 1999, and is incorporated herein by reference.

4(f) Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.

4(g) First Amendment to Rights Agreement dated effective May 1, 1997, by and among the Company, KeyCorp Shareholders Services, Inc. and The Bank of New York, was filed as Exhibit 4.5 to the Company's Form S-8 (File No. 333-69965) filed on December 30, 1998, and is incorporated herein by reference.

4(h) Post Spin-Off Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

4(i) Tax Ruling Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.2 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

4(j) Loan Agreement between First Mississippi and FirstMiss Gold Inc., dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.3 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

4(k) Amended Tax Sharing Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.4 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

4(l) Note Purchase Agreement between ChemFirst Inc., State Farm Life Insurance Company and Nationwide Life Insurance Company dated October 15, 1998, was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

10(a)* Termination Agreement, dated May 29, 1996 and effective June 1, 1996, and amended March 15, 1999 between the Company and its Chief Executive Officer, was filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

10(b)* Form of Termination Agreement between the Company and each of the following executive officers of the Company, which was assigned to the Company in connection with the Distribution and which form the Company continues to use, was filed as Exhibit 10(d) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and is incorporated herein by reference. The Company has executed a Termination Agreement with each of the following executive officers:
       Daniel P. Anderson, J. Steven Chustz, Paul J. Coder, George M. Simmons and R. Michael Summerford, each dated effective June 1, 1996; Scott A. Martin, dated effective December 1, 1996; Max P. Bowman, Troy B. Browning, William B. Kemp and James L. McArthur, each dated effective July 1, 1997; and William R. Jordan, dated effective May 25, 1999.

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

10(j)* Form of Indemnification Agreement between the Company and the following former directors or executive officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form):
       Charles R. Gibson, Charles P. Moreton, Maurice T. Reed, Jr., Frank G. Smith, O. E. Wall, Charles M. McAuley, and Thomas G. Tepas was filed as
       Exhibit 10(t) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated herein by reference.

10(k)* Form of Indemnification Agreement entered between the Company and the following directors or executive officers of the Company on March 17, 1999 or subsequently thereto (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook, Michael J. Ferris, James E. Fligg, Robert P. Guyton, Paul W. Murrill, William A. Percy, II, Dan R. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. M. Summerford, and Roger Van Duyne.

10(l) ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.

13 ChemFirst Inc. 1999 Annual Report to Stockholders (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form10-K).

21     List of the subsidiaries of the Company.

23 Consent regarding incorporation of auditor's report into Registration Statement Nos. 333-18691, 333-18693, 333-35221, and 333-69965.

27(a)  Financial Data Schedule.

27(b)  Financial Data Schedule (restated).

27(c)  Financial Data Schedule (restated).

----------
* Indicates management contract or compensatory plan or arrangement.

       Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

       (b) No Reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

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

                                 CHEMFIRST INC.


                                 Date: March 20, 2000


                                 BY: /s/ J. Kelley Williams
                                     ----------------------
                                     J. Kelley Williams, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                                Title                             Date
         ----------                                -----                             ----

/s/ J. Kelley Williams             Chairman of the Board of Directors, Chief      March 20, 2000
--------------------------------   Executive Officer (Principal Executive
J. Kelley Williams                 Officer) and Director


/s/ R. M. Summerford               President and Chief Operating Officer          March 20, 2000
--------------------------------
R. M. Summerford


/s/ Max P. Bowman                  Vice President, Finance and Treasurer          March 20, 2000
--------------------------------   (Principal Financial Officer)
Max P. Bowman


/s/ Troy B. Browning               Controller (Principal Accounting Officer)      March 20, 2000
--------------------------------
Troy B. Browning


/s/ Richard P. Anderson            Director                                       March 20, 2000
--------------------------------
Richard P. Anderson


/s/ Paul A. Becker                 Director                                       March 20, 2000
--------------------------------
Paul A. Becker


/s/ James W. Crook                 Director                                       March 20, 2000
--------------------------------
James W. Crook


/s/ Michael J. Ferris              Director                                       March 20, 2000
--------------------------------
Michael J. Ferris


/s/ James E. Fligg                 Director                                       March 20, 2000
--------------------------------
James E. Fligg


/s/ Robert P. Guyton               Director                                       March 20, 2000
--------------------------------
Robert P. Guyton


/s/ Paul W. Murrill                Director                                       March 20, 2000
--------------------------------
Paul W. Murrill


/s/ William A. Percy, II           Director                                       March 20, 2000
--------------------------------
William A. Percy, II


/s/ Dan F. Smith                   Director                                       March 20, 2000
--------------------------------
Dan F. Smith


/s/ Leland R. Speed                Director                                       March 20, 2000
--------------------------------
Leland R. Speed


/s/ R. Gerald Turner                Director                                       March 20, 2000
--------------------------------
R Gerald Turner

                                    EXHIBITS
                               INDEX TO EXHIBITS

Exhibit Number
--------------

10(k)* Form of Indemnification Agreement entered between the Company and the following directors or executive officers of the Company on March 17, 1999 or subsequently thereto (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook, Michael J. Ferris, James E. Fligg, Robert P. Guyton, Paul W. Murrill, William A. Percy, II, Dan R. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. M. Summerford, and Roger Van Duyne.

13 ChemFirst Inc. 1999 Annual Report to Stockholders (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).

21     List of the subsidiaries of the Registrant.

23 Consent regarding incorporation of auditor's report into Registration Statement Nos. 333-18691, 333-18693, 333-35221 and 333-69965.

27(a)  Financial Data Schedule [For EDGAR filing only].

27(b)  Financial Data Schedule (restated) [For EDGAR filing only].

27(c)  Financial Data Schedule (restated) [For EDGAR filing only].