Form 10-Q
period 2000-03-31
CHEMFIRST INC
filed 2000-05-12
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                                           ---------------    ------------------

Commission File Number: 333-15789



                                 ChemFirst Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)


          Mississippi                                    64-0679456
          -----------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


         700 North Street, Jackson, MS                      39202-3095
         -----------------------------                      ----------
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

      Yes   X      No
           ---        ---

               Class                        Outstanding at April 30, 2000
   --------------------------               -----------------------------
   Common Stock, $1 Par Value                          15,914,472

                          Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                          March 31     December 31
                                                            2000          1999
                                                          --------     -----------
Assets:
Current assets
  Cash and cash equivalents                               $ 13,848        14,551
  Accounts receivable                                       66,007        67,913
  Inventories:
   Finished products                                        42,895        36,860
   Work in process                                           3,452         3,565
   Raw materials and supplies                               17,632        22,238
                                                          --------      --------
      Total inventories                                     63,979        62,663
                                                          --------      --------
  Prepaid expenses and other current assets                  8,373         9,794
  Net current assets of discontinued operations                 --         2,532
                                                          --------      --------
      Total current assets                                 152,207       157,453
                                                          --------      --------
Investments and other assets                                18,849        19,189
Property, plant and equipment                              393,904       390,329
  Less: accumulated depreciation and amortization          171,344       164,584
                                                          --------      --------
Property, plant and equipment, net                         222,560       225,745
                                                          --------      --------
                                                          $393,616       402,387
                                                          ========      ========


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                           $  8,052         7,668
  Accounts payable                                          22,955        18,919
  Deferred revenue                                              --           373
  Accrued expenses and other current liabilities            14,790        17,523
  Current liabilities of discontinued operations               643            --
                                                          --------      --------
    Total current liabilities                               46,440        44,483
                                                          --------      --------
Long-term debt                                              39,290        24,224
Other long-term liabilities                                 25,866        26,130
Deferred income taxes                                       19,592        18,178
Minority interest                                              649           649
Stockholders' equity:
  Common stock                                              15,905        17,901
  Additional paid-in capital                                25,638        25,543
  Accumulated other comprehensive income                       162           287
  Retained earnings                                        220,074       244,992
                                                          --------      --------
    Total stockholders' equity                             261,779       288,723
                                                          --------      --------
                                                          $393,616       402,387
                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                                3 Months Ended
                                                                   March 31
                                                               -----------------
                                                                2000      1999
                                                               -------   -------
Sales                                                          $95,891    69,844
Cost of sales                                                   71,015    50,350
                                                               -------   -------
          Gross margin                                          24,876    19,494

General, selling and administrative expenses                    13,931    11,507
Research and development expenses                                1,926     1,874
Other operating income, net                                        805     1,806
                                                               -------   -------
          Operating earnings                                     9,824     7,919

Interest income                                                    123       483
Interest expense                                                   661       948
Other income,  net                                                  16        32
                                                               -------   -------
Earnings from continuing operations before income taxes          9,302     7,486
Income tax expense                                               3,489     2,845
                                                               -------   -------
Earnings from continuing operations                              5,813     4,641
Gain on disposal of business, net of taxes                       9,656        --
                                                               -------   -------
  Net earnings                                                 $15,469     4,641
                                                               =======   =======



Earnings per common share:
Continuing operations                                          $  0.34      0.25
Gain on disposal of business, net of taxes                        0.57      0.00
                                                               -------   -------
  Net earnings                                                 $  0.91      0.25
                                                               =======   =======


Average shares outstanding                                      16,977    18,392

Earnings per common share, assuming dilution:
Continuing operations                                          $  0.34      0.25
Gain on disposal of business, net of taxes                        0.56      0.00
                                                               -------   -------
  Net earnings                                                 $  0.90      0.25
                                                               =======   =======


Average shares outstanding, assuming dilution                   17,094    18,535

Cash dividend declared
  per share                                                    $  0.10      0.10



   The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)



                                                                           3 Months Ended
                                                                              March 31
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Cash flows from operations:
  Net earnings                                                           $ 15,469       4,641
  Adjustments to reconcile net earnings to
   net cash provided by operations:
    Depreciation and amortization                                           7,276       6,506
    Provision for losses on receivables                                        16          91
    Gain on disposal of business, net of taxes                             (9,656)         --
    Gain on disposal of equity investee                                        --        (750)
    Deferred taxes and other items                                          2,197       1,449
    Loss on sale of property, plant and equipment                              --         342
    Change in current assets and liabilities, net
     of effects of dispositions                                             1,878      (8,653)
    Other operating activities                                               (640)        255
                                                                         --------    --------
              Net cash provided by continuing operations                   16,540       3,881
              Net cash provided by discontinued operations                     --       1,991
                                                                         --------    --------
              Net cash provided by operating activities                    16,540       5,872
                                                                         --------    --------
Cash flows from investing activities:
  Proceeds from sale of business                                           12,002          --
  Capital expenditures                                                     (3,575)     (3,027)
  Other investing activities                                                1,293          --
                                                                         --------    --------
              Net cash provided by (used in) investing activities           9,720      (3,027)
                                                                         --------    --------
Cash flows from financing activities:
  Net borrowings on notes payable                                          15,451      (1,646)
  Dividends                                                                (1,640)     (1,834)
  Purchase of common stock                                                (40,740)     (3,055)
  Proceeds from issuance of common stock                                       91          18
                                                                         --------    --------
             Net cash used in financing activities                        (26,838)     (6,517)
                                                                         --------    --------
Effect of exchange rate changes on cash                                      (125)          2
                                                                         --------    --------
Net decrease in cash and cash equivalents                                    (703)     (3,670)
Cash and cash equivalents at beginning of period                           14,551      11,226
                                                                         --------    --------
Cash and cash equivalents at end of period                               $ 13,848       7,556
                                                                         ========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                 $     14         646
                                                                         ========    ========
    Income tax payments (refunds), net                                   $ (1,549)        570
                                                                         ========    ========


   The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited. In Thousands of Dollars)


Note 1 - General

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2000 presentation. In the opinion of management, the financial statements reflect all adjustments (all are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 1999.

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current liabilities and current assets at March 31, 2000 and December 31, 1999, respectively, as follows:


                                                                 Engineered Products
                                                                     and Services
                                                       Steel           and Other           Totals
                                                     ---------   -------------------      ----------
At March 31, 2000:
------------------

Net current liabilities of discontinued
  operations                                         $     165               478                643
                                                     =========         =========          =========
At December 31, 1999:
---------------------

Net current assets of discontinued
  operations                                         $  12,459            (9,927)             2,532
                                                     =========         =========          =========

         The statements of operations have been reclassified to separate discontinued and continuing operations. The gain on disposal of business, net, in the amount of $9,656, is primarily due to an adjustment in the provision for income taxes related to the discontinued operations of Getchell Gold Corporation. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired.

Note 3 - Effect Of Adopting Accounting Changes

         Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value will be reported either in earnings or outside earnings depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company currently follows SFAS No. 52, "Foreign Currency Translation," and applies hedge accounting treatment to certain foreign currency transactions by entering into foreign currency option contracts and forward exchange contracts. Gains and losses associated with currency rate changes on contracts hedging foreign currency transactions are recorded in income and generally offset the transaction losses or gains on the foreign currency cash flows that they are intended to hedge. Gains and losses on contracts hedging firm sales commitments are deferred until the related transactions are consummated. The effect of adopting the Statement is currently being evaluated, however, based on current activity, the Company does not believe the effects of adoption will be material to its financial position or results of operation.

Note 4 - Earnings Per Share

         Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for net earnings:




                                                     Three Months Ended March 31
                                                 2000                           1999
                                         ---------------------          ---------------------
                                      Income    Shares      EPS      Income    Shares     EPS
                                      -------   -------   -------    -------   -------   -------
                                                (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                            $15,469    16,977   $  0.91    $ 4,641    18,392   $  0.25
     Dilutive effect of CSEs               --       117     (0.01)        --       143        --
                                      -------   -------   -------    -------   -------   -------

     Diluted                          $15,469    17,094   $  0.90    $ 4,641    18,535   $  0.25
                                      =======   =======   =======    =======   =======   =======

 Note 5 -  Comprehensive Income

         Total comprehensive income for the three months ended March 31, 2000 and 1999, was $15.4 million and $4.6 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 2000 Compared to the three months ended March 31, 1999


Consolidated Results

         Earnings from continuing operations for the three months ended March 31, 2000, were $5.8 million, up 25% from the same period of the prior year, while sales rose 37% to $95.9 million. The increase in sales and earnings was due to higher sales of electronic chemicals and aniline.


Segment Operations

                               Segment Information
                            (In Thousands of Dollars)



                                                            3 Months Ended
                                                                March 31
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Sales:
        Electronic and Other Specialty Chemicals          $ 51,158      39,917
        Polyurethane Chemicals                              44,733      29,927
                                                          --------      ------
               Total                                      $ 95,891      69,844
                                                          ========      ======

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals          $  2,947       3,538
        Polyurethane Chemicals                               9,465       7,205
                                                          --------      ------
                                                            12,412      10,743
        Unallocated corporate expenses                      (2,588)     (2,824)
        Interest expense, net                                 (538)       (465)
        Other income, net                                       16          32
                                                          --------      ------
               Total                                      $  9,302       7,486
                                                          ========      ======

         Electronic and Other Specialty Chemicals pretax operating profits for the current year were down 17% versus the same quarter of the prior year to $2.9 million. Sales were up 28% over last year on higher electronic chemical volumes. Sales volumes of remover products were up 52% from the same quarter last year on increased demand from the semiconductor industry. However, production problems in resins for deep ultra violet photoresists and lower unit margins in other specialty chemicals more than offset better remover performance. The Company believes these production problems will be corrected in the second quarter of this year.

         Polyurethane Chemicals pretax operating profits for the quarter were up 31% to $9.5 million on a $14.8 million increase in sales versus the same quarter last year. Sales were up on a 23% increase in volume and a 21% increase in average unit price. Stronger aniline demand due to customer build-up of methylene diphenyl diisocyanate inventories helped drive volume for this segment. The higher unit sales price primarily reflects the pass-through to customers of the increase in cost of benzene, which is used as a raw material.

         Unallocated corporate expenses for the current year were $2.6 million, down from $2.8 million in the prior year, primarily related to a reduction in compensation expense. Net interest expense for the year was up $0.1 million from the prior year to $0.5 million on lower interest income.

Discontinued Operations

         A gain of $9.7 million on disposal of discontinued operations was recorded during the quarter ended March 31, 2000. The gain included $10.1 million due to an adjustment in the provision for income taxes related to the discontinued operations of Getchell Gold Corporation. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired. Also, during the first quarter of the current year, the Company recorded an additional $0.4 million loss on disposal of discontinued operations related to final settlement of post-closure issues associated with the dispositions of Callidus Technology, Inc. and FirstMiss Steel, Inc.


Capital Resources and Liquidity

         Cash flow from continuing operations for the current year was $16.5 million, up from $3.9 million in the prior year primarily due to increased accounts payable. Net cash provided by investing activities in the current year included $12.0 million in proceeds from the sale of the Company's steel business and $1.5 million collected on a note related to a previous property sale. These proceeds were used to assist in repurchasing shares of the Company's stock. During the current quarter, $40.7 million was expended under the Company's authorized repurchasing program to reacquire approximately 2.0 million shares of stock. As of March 31, 2000, the Company has approximately $50.0 million remaining for additional share repurchases under the current authorization.

Forward-Looking Statements

         Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of the downturn in Asian or other foreign markets and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1999.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At March 31, 2000, the Company's derivative and other financial instruments related to foreign operations included a series of yen option collars with contract expiration dates ranging from April 2000 through January 2001 and short-term debt denominated in Japanese yen. Due to the short-term nature and amount of these yen obligations, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.


         The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At March 31, 2000, this included long-term debt denominated in U.S. dollars and long-term revolving credit facility borrowings. The market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of March 31, 2000, would result in an approximate $1.0 million annualized change in fair market value but would not affect interest expense or cash flow. At March 31, 2000, the Company had $15.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in an annualized change in interest expense of approximately $0.15 million.

                           Part II. Other Information



 Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 27.1 - Restated Financial Data Schedule

            (b) Reports on Form 8-K

                   No report on Form 8-K was filed by the Registrant during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CHEMFIRST INC.



May 11, 2000                          /s/ J. Kelley Williams
-------------                         -----------------------------------------
Date                                  J. Kelley Williams
                                      Chairman and Chief Executive Officer



May 11, 2000                          /s/ Troy B. Browning
--------------                        -----------------------------------------
Date                                  Troy B. Browning
                                      Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX




EXHIBITS
NUMBERS             DESCRIPTION
--------            -----------
  27        -       Financial Data Schedules

  27.1      -       Restated Financial Data Schedules