Form 10-Q
period 2000-06-30
CHEMFIRST INC
filed 2000-08-11
CIK 1026601

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarter Ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ___________________ to ____________________


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

Registrant's Telephone Number, including Area Code:      601/948-7550
                                                    --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No
              ---      ---


           Class                                 Outstanding at July 31, 2000
-----------------------------                    ----------------------------
 Common Stock, $1 Par Value                                 15,305,077

                         Part I. Financial Information

Item 1. Financial Statements

                                 ChemFirst Inc.
                    Consolidated Balance Sheets (Unaudited)
                           (In Thousands of Dollars)


                                                         June 30        December 31
                                                          2000             1999
                                                      ------------     ------------
Assets:
Current assets
  Cash and cash equivalents                           $      8,162           14,551
  Accounts receivable                                       62,792           67,913
  Inventories:
   Finished products                                        44,401           36,860
   Work in process                                           3,657            3,565
   Raw materials and supplies                               16,951           22,238
                                                      ------------     ------------
      Total inventories                                     65,009           62,663
                                                      ------------     ------------
  Prepaid expenses and other current assets                  7,613            9,794
  Net current assets of discontinued operations                 --            2,532
                                                      ------------     ------------
      Total current assets                                 143,576          157,453
                                                      ------------     ------------
Investments and other assets                                18,666           19,189
Property, plant and equipment                              397,904          390,329
  Less: accumulated depreciation and amortization          178,002          164,584
                                                      ------------     ------------
Property, plant and equipment, net                         219,902          225,745
                                                      ------------     ------------
                                                      $    382,144          402,387
                                                      ============     ============

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                       $      8,435            7,668
  Accounts payable                                          16,173           18,919
  Deferred revenue                                              --              373
  Accrued expenses and other current liabilities            14,349           17,523
  Current liabilities of discontinued operations             1,421               --
                                                      ------------     ------------
    Total current liabilities                               40,378           44,483
                                                      ------------     ------------
Long-term debt                                              41,357           24,224
Other long-term liabilities                                 26,231           26,130
Deferred income taxes                                       20,774           18,178
Minority interest                                              649              649
Stockholders' equity:
  Common stock                                              15,284           17,901
  Additional paid-in capital                                25,801           25,543
  Accumulated other comprehensive income                       305              287
  Retained earnings                                        211,365          244,992
                                                      ------------     ------------
    Total stockholders' equity                             252,755          288,723
                                                      ------------     ------------
                                                      $    382,144          402,387
                                                      ============     ============

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)






                                                                         3 Months Ended               6 Months Ended
                                                                             June 30                       June 30
                                                                  ----------------------------    ----------------------------
                                                                       2000           1999              2000          1999
                                                                  ------------    ------------    ------------    ------------

  Sales                                                           $     98,590          80,341         194,481         150,185
  Cost of sales                                                         72,128          58,202         143,143         108,552
                                                                  ------------    ------------    ------------    ------------
         Gross margin                                                   26,462          22,139          51,338          41,633

  General, selling and administrative expenses                          14,764          12,262          28,695          23,768
  Research and development expenses                                      1,984           1,666           3,910           3,541
  Other operating income, net                                              729           1,075           1,534           2,881
                                                                  ------------    ------------    ------------    ------------
         Operating earnings                                             10,443           9,286          20,267          17,205

  Interest income                                                           65             341             188             823
  Interest expense                                                         740             538           1,401           1,486
  Other expense,  net                                                      (75)           (261)            (59)           (228)
                                                                  ------------    ------------    ------------    ------------
        Earnings from continuing operations before income taxes          9,693           8,828          18,995          16,314
  Income tax expense                                                     3,634           3,355           7,123           6,200
                                                                  ------------    ------------    ------------    ------------
        Earnings from continuing operations                              6,059           5,473          11,872          10,114
        Gain on disposal of business, net of taxes                          --              --           9,656              --
                                                                  ------------    ------------    ------------    ------------
        Net earnings                                              $      6,059           5,473          21,528          10,114
                                                                  ============    ============    ============    ============



Earnings per common share:
       Continuing operations                                      $       0.38            0.30            0.73            0.55
       Gain on disposal of business, net of taxes                         0.00            0.00            0.59            0.00
                                                                  ------------    ------------    ------------    ------------
       Net earnings                                               $       0.38            0.30            1.32            0.55
                                                                  ============    ============    ============    ============


Average shares outstanding                                              15,738          18,255          16,358          18,323

Earnings  per common share, assuming dilution:
       Continuing operations                                      $       0.38            0.30            0.72            0.55
       Gain on disposal of business, net of taxes                         0.00            0.00            0.59            0.00
                                                                  ------------    ------------    ------------    ------------
       Net earnings                                               $       0.38            0.30            1.31            0.55
                                                                  ============    ============    ============    ============


Average shares outstanding, assuming dilution                           15,839          18,500          16,467          18,518

Cash dividend declared
  per share                                                       $       0.10            0.10            0.20            0.20



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                           (In Thousands of Dollars)



                                                                       June 30
                                                             ----------------------------
                                                                 2000           1999
                                                             ------------    ------------
Cash flows from operations:
  Net earnings                                               $     21,528          10,114
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                  14,455          13,097
    Provision for losses on receivables                                31              86
    Gain on disposal of business, net of taxes                     (9,656)             --
    Gain on disposal of equity investee                                --            (750)
    Deferred taxes and other items                                  3,218           6,833
    Change in current assets and liabilities, net
     of effects of dispositions                                    (1,447)        (20,400)
                                                             ------------    ------------
              Net cash provided by continuing operations           28,129           8,980
              Net cash provided by discontinued operations             --           9,061
                                                             ------------    ------------
              Net cash provided by operating activities            28,129          18,041
                                                             ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of business                                   12,582              --
  Capital expenditures                                             (7,575)        (11,442)
  Other investing activities                                          373          29,537
                                                             ------------    ------------
              Net cash provided by  investing activities            5,380          18,095
                                                             ------------    ------------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                     17,900         (30,182)
  Dividends                                                        (3,152)         (3,652)
  Purchase of common stock                                        (54,623)         (8,866)
  Proceeds from issuance of common stock                              102             326
                                                             ------------    ------------
             Net cash used in financing activities                (39,773)        (42,374)
                                                             ------------    ------------
Effect of exchange rate changes on cash                              (125)             (9)
                                                             ------------    ------------
Net decrease in cash and cash equivalents                          (6,389)         (6,247)
Cash and cash equivalents at beginning of period                   14,551          11,226
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $      8,162           4,979
                                                             ============    ============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                     $      1,369           1,475
                                                             ============    ============
    Income tax payments (refunds), net                       $      3,593           1,715
                                                             ============    ============

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

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current liabilities and current assets at June 30, 2000 and December 31,1999, respectively, as follows:


                                                                         Engineered Products
                                                                            and Services
                                                            Steel             and Other            Totals
                                                         ------------    --------------------   ------------
At June 30, 2000:

Net current liabilities of discontinued operations       $        644                777               1,421
                                                         ============       ============        ============

At December 31, 1999:

Net current assets of discontinued operations            $     12,459             (9,927)              2,532
                                                         ============       ============        ============

           The statements of operations have been reclassified to separate discontinued and continuing operations. The gain on disposal of business in the first quarter of the current year, net, in the amount of $9,656, was primarily due to an adjustment in the provision for income taxes related to the discontinued operations of Getchell Gold Corporation. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired.

Note 3 - Effect Of Adopting Accounting Changes

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB No. 101B, Second Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until the fourth quarter of 2000. The Company's existing practice, as outlined by generally accepted accounting principles, has been to recognize revenue only when realized or realizable and earned. As such, SAB 101 is not expected to have a material effect on consolidated financial position or results of operations.


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

Note 4 - Earnings Per Share

            Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for net earnings:




                                                       Three Months Ended June 30
                                               2000                                   1999
                               ------------------------------------   ------------------------------------
                                 Income       Shares         EPS        Income      Shares          EPS
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                  (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                     $    6,059       15,738   $     0.38   $    5,473       18,255   $     0.30
     Dilutive effect of CSEs           --          101           --           --          245           --
                               ----------   ----------   ----------   ----------   ----------   ----------
     Diluted                   $    6,059       15,839   $     0.38   $    5,473       18,500   $     0.30
                               ==========   ==========   ==========   ==========   ==========   ==========




                                                        Six Months Ended June 30
                                               2000                                   1999
                               ------------------------------------   ------------------------------------
                                 Income       Shares         EPS        Income      Shares          EPS
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                 (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                     $   21,528       16,358   $     1.32      $10,114       18,323   $     0.55
     Dilutive effect of CSEs           --          109         (.01)          --          195           --
                               ----------   ----------   ----------   ----------   ----------   ----------
     Diluted                   $   21,528       16,467   $     1.31      $10,114       18,518   $     0.55
                               ==========   ==========   ==========   ==========   ==========   ==========

 Note 5 -  Comprehensive Income

       Total comprehensive income for the three months ended June 30, 2000 and 1999, was $6.2 million and $5.5 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999, was $21.5 million and $10.1 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2000
compared to the six months ended June 30, 1999

Consolidated Results

         Results from continuing operations for the six months ended June 30, 2000, were earnings of $11.9 million or $0.72 per share, up 17% and 31%, respectively, from earnings of $10.1 million or $0.55 per share from the same period of the prior year. Earnings rose on a 29% increase in sales, which was driven by higher volume. Earnings per share were up due to the higher earnings and a reduction in shares outstanding due to share repurchases.

Segment Operations

                              Segment Information
                           (In Thousands of Dollars)


                                                              6 Months Ended
                                                                 June 30
                                                         2000                1999
                                                      ------------       ------------
Sales:
        Electronic and Other Specialty Chemicals      $    106,852             87,415
        Polyurethane Chemicals                              87,629             62,770
                                                      ------------       ------------
               Total                                  $    194,481            150,185
                                                      ============       ============

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals      $      7,728              7,841
        Polyurethane Chemicals                              17,898             15,245
                                                      ------------       ------------
                                                            25,626             23,086
        Unallocated corporate expenses                      (5,359)            (5,881)
        Interest expense, net                               (1,213)              (663)
        Other expense, net                                     (59)              (228)
                                                       ------------       ------------
               Total                                  $     18,995             16,314
                                                      ============       ============



         Electronic and Other Specialty Chemicals pretax operating profits for the current year were $7.7 million, down 1% versus the same period of the prior year. Sales were up 22% over last year on higher electronic chemical volumes, however, lower unit margins in other specialty chemicals due to product mix more than offset better electronic chemical performance.

         In June 2000 an explosion disrupted the supply of hydroxylamine from the Nissin Chemical plant in Japan. This is a key ingredient in the Company's patented HDA(R) remover products for the semiconductor industry. The Nissin plant was our sole supplier and until last year the only producer of hydroxylamine. However, the Company had been working for some time to qualify hydroxylamine from a new BASF plant that started up in late 1999. Although BASF is increasing production and is considering a second plant, current hydroxylamine supplies cannot keep pace with the record worldwide demand for hydroxylamine. As a result, BASF has placed its customers, including the Company, on allocation and we in turn have put our customers on allocation. Increased availability of hydroxylamine should occur as BASF increases production. We are working with customers to extend or conserve current remover supplies in their production processes and substitute other products to support their production levels. The Company is pursuing an insurance claim which could significantly reduce losses associated with this disruption. The insurance is subject to a $1 million deductible.

          Polyurethane Chemicals pretax operating profits for the six months were up 17% to $17.9 million on a 40% increase in sales versus the same period last year. Sales were up on a 17% increase in volume and a 20% increase in average unit price. The higher volume reflects continued strong aniline demand. The higher unit sales price primarily reflects the pass-through to customers of the increase in cost of benzene, which is used as a raw material.

           Unallocated corporate expenses for the current year were $5.4 million, down from $5.9 million in the prior year, primarily related to a reduction in benefit expense. Net interest expense for the year was up $0.6 million from the prior year to $1.2 million on lower interest income.



Results of Operations - Three months ended June 30, 2000
compared to the three months ended June 30, 1999


Consolidated Results

         Results from continuing operations for the three months ended June 30, 2000, were earnings of $6.1 million or $0.38 per share, up 11% and 27%, respectively from earnings of $5.5 million or $0.30 per share for the same quarter of the prior year. Earnings rose on a 23% increase in sales, which was driven by higher volume. Earnings per share were up due to the higher earnings and reduction in shares outstanding due to share repurchases.

Segment Operations

                              Segment Information
                           (In Thousands of Dollars)


                                                               3 Months Ended
                                                                  June 30
                                                         2000                 1999
                                                      ------------       ------------
Sales:
        Electronic and Other Specialty Chemicals      $     55,694             47,498
        Polyurethane Chemicals                              42,896             32,843
                                                      ------------       ------------
               Total                                  $     98,590             80,341
                                                      ============       ============

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals      $      4,783              4,302
        Polyurethane Chemicals                               8,434              8,040
                                                      ------------       ------------
                                                            13,217             12,342

          Unallocated corporate expenses                    (2,774)            (3,057)
          Interest expense, net                               (675)              (197)
          Other expense, net                                   (75)              (260)
                                                      ------------       ------------
               Total                                  $      9,693              8,828
                                                      ============       ============

        Electronic and Other Specialty Chemicals pretax operating profits for the current year were up 11% versus the same quarter of the prior year to $4.8 million, with sales up 17%. Sales were up over last year on higher volumes of electronic chemical residue removers and resins for Deep Ultra Violet resists and were not affected by the disruption in hydroxylamine supply.

           Polyurethane Chemicals pretax operating profits for the quarter were up 5% to $8.4 million on higher sales versus the same quarter last year. Sales were up 31% due to a 10% increase in volume and an 18% increase in average unit price. The higher volume reflects continued strong aniline demand. The higher unit sales price primarily reflects the pass-through to customers of the increase in cost of benzene, which is used as a raw material.

           Unallocated corporate expenses for the current quarter were $2.8 million, down from $3.1 million for the same period in the prior year. Net interest expense for the current quarter was up $0.5 million from the prior year on higher average debt due to current year share repurchases.


Discontinued Operations

         A gain of $9.7 million on disposal of discontinued operations was recorded during the quarter ended March 31, 2000. The gain included $10.1 million from a reduction in estimated tax liabilities related to the distribution of Getchell Gold Corporation in 1995. The reduction in estimated tax liabilities resulted from the Company's reevaluation of tax exposure items associated with the Getchell Gold Corporation distribution. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired. Also, during the first quarter of the current year, the Company recorded an additional $0.4 million loss on disposal of discontinued operations related to final settlement of post-closure issues associated with the dispositions of Callidus Technology, Inc. and FirstMiss Steel, Inc.


Capital Resources and Liquidity

           Cash flow from continuing operations for the current year was $28.1 million, up from $9.0 million in the prior year. Prior year operating cash flow was lower primarily due to increased accounts receivable. Net cash provided by investing activities in the current year included $12.6 million in proceeds from the sale of the Company's steel business and $1.5 million collected on a note related to a previous property sale. These proceeds were used to assist in repurchasing shares of the Company's stock. During the current year, $54.6 million was expended under the Company's authorized repurchasing program versus $8.9 million for the same period of the prior year. The Company has approximately $36.8 million remaining for additional share repurchases under the current authorization.

Forward-Looking Statements

            Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials including hydroxylamine, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of domestic and international market forces and the downturn in certain foreign markets, insurance coverage related to the disruption in supply of hydroxylamine and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At June 30, 2000, the Company's derivative and other financial instruments related to foreign operations included a series of yen option collars representing total option puts and calls of 140 million yen each, with a minimum U.S. dollar value of $1.3 million and a maximum U.S. dollar value of $1.5 million, and contract expiration dates ranging from July 2000 through January 2001. The Company also has short-term debt denominated in Japanese yen with a current U.S. dollar value of $ 8.4 million. Due to the short-term nature and amount of these yen obligations, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.

        The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At June 30, 2000, this included long-term debt denominated in U.S. dollars and long-term revolving credit facility borrowings. The market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of June 30, 2000, would result in an approximate $1.0 million annualized change in fair market value but would not affect interest expense or cash flow. At June 30, 2000, the Company had $17.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in an annualized change in interest expense of approximately $0.17 million.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Stockholders on May 23, 2000, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected four directors for terms to expire in 2003, and one director for a term to expire in 2001, or until their successors are elected and qualify. The following votes were cast:


Term expiration 2003
--------------------
Michael J. Ferris                                     14,232,623             shares voted for
                                                     -----------

                                                         642,942             shares withheld
                                                     -----------

John F. Osborne                                       14,289,545             shares voted for
                                                     -----------
                                                         586,020             shares withheld
                                                     -----------

William A. Percy, II                                  14,289,754             shares voted for
                                                     -----------
                                                         585,811             shares withheld
                                                     -----------

R. Gerald Turner                                      14,264,826             shares voted for
                                                     -----------
                                                         610,739             shares withheld
                                                     -----------

Term expiration 2001
--------------------
Richard P. Anderson                                   14,287,623             shares voted for
                                                     -----------
                                                         642,942             shares withheld
                                                     -----------

In addition, a resolution was submitted to shareholders for the adoption of an amendment to the ChemFirst Inc. 1998 Long-Term Incentive Plan. The vote was as follows:

 1998 Long-Term Incentive Plan Amendment              13,474,948             shares voted for
                                                    ------------
                                                         103,342             shares withheld
                                                    ------------
                                                       1,297,275             shares voted against
                                                    ------------






Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule

                Exhibit 27.1 - Restated Financial Data Schedule

            (b) Reports on Form 8-K

                 No report on Form 8-K was filed by the Registrant during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CHEMFIRST INC.



August 11, 2000                       /s/ J. Kelley Williams
----------------                      ----------------------
Date                                  J. Kelley Williams
                                      Chairman and Chief Executive Officer



August 11, 2000                        /s/ Troy B. Browning
-----------------                     ---------------------
Date                                  Troy B. Browning
                                      Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  27    -      Financial Data Schedules

  27.1  -      Restated Financial Data Schedules