Form 10-Q
period 2000-09-30
CHEMFIRST INC
filed 2000-11-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ______________


Commission File Number:  333-15789
                       -----------


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

Registrant's Telephone Number, including Area Code:  601/948-7550
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X      No
            ---       ---


          Class                                 Outstanding at October 31, 2000
--------------------------                      --------------------------------
Common Stock, $1 Par Value                                 14,822,504

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                            September 30     December 31
                                                                2000             1999
                                                            ------------     ------------
Assets:
Current assets
  Cash and cash equivalents                                 $      8,228           14,551
  Accounts receivable                                             50,675           67,913
  Inventories:
   Finished products                                              50,404           36,860
   Work in process                                                 3,190            3,565
   Raw materials and supplies                                     20,373           22,238
                                                            ------------     ------------
      Total inventories                                           73,967           62,663
                                                            ------------     ------------
  Prepaid expenses and other current assets                       10,235            9,794
  Net current assets of discontinued operations                       --            2,532
                                                            ------------     ------------
      Total current assets                                       143,105          157,453
                                                            ------------     ------------
Investments and other assets                                      18,554           19,189
Property, plant and equipment                                    401,545          390,329
  Less: accumulated depreciation and amortization                184,850          164,584
                                                            ------------     ------------
Property, plant and equipment, net                               216,695          225,745
                                                            ------------     ------------
                                                            $    378,354          402,387
                                                            ============     ============


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                             $      8,164            7,668
  Accounts payable                                                21,713           18,919
  Deferred revenue                                                   100              373
  Accrued expenses and other current liabilities                  14,575           17,523
  Net current liabilities of discontinued operations                 322               --
                                                            ------------     ------------
    Total current liabilities                                     44,874           44,483
                                                            ------------     ------------
Long-term debt                                                    37,423           24,224
Other long-term liabilities                                       26,717           26,130
Deferred income taxes                                             22,787           18,178
Minority interest                                                    649              649
Stockholders' equity:
  Common stock                                                    14,869           17,901
  Additional paid-in capital                                      27,370           25,543
  Accumulated other comprehensive income                             270              287
  Retained earnings                                              203,395          244,992
                                                            ------------     ------------
    Total stockholders' equity                                   245,904          288,723
                                                            ------------     ------------
                                                            $    378,354          402,387
                                                            ============     ============

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                                          3 Months Ended                   9 Months Ended
                                                                            September 30                    September 30
                                                                      --------------------------      --------------------------
                                                                         2000            1999            2000            1999
                                                                      ----------      ----------      ----------      ----------
  Sales                                                               $   90,548          79,275         285,029         229,460
  Cost of sales                                                           69,349          54,514         212,492         163,066
                                                                      ----------      ----------      ----------      ----------
         Gross margin                                                     21,199          24,761          72,537          66,394

  General, selling and administrative expenses                            13,907          12,805          42,601          36,573
  Research and development expenses                                        1,891           1,914           5,801           5,455
  Other operating income (expense), net                                    3,558            (212)          5,092           2,669
                                                                      ----------      ----------      ----------      ----------
         Operating earnings                                                8,959           9,830          29,227          27,035

  Interest income                                                             91             122             279             945
  Interest expense                                                           755             435           2,156           1,921
  Other expense,  net                                                        (51)           (109)           (111)           (337)
                                                                      ----------      ----------      ----------      ----------
        Earnings from continuing operations before income taxes            8,244           9,408          27,239          25,722
  Income tax expense                                                       3,092           3,446          10,215           9,646
                                                                      ----------      ----------      ----------      ----------
        Earnings from continuing operations                                5,152           5,962          17,024          16,076
        Gain on disposal of business, net of taxes                            --              --           9,656              --
                                                                      ----------      ----------      ----------      ----------
        Net earnings                                                  $    5,152           5,962          26,680          16,076
                                                                      ==========      ==========      ==========      ==========



Earnings per common share:
       Continuing operations                                          $     0.34            0.33            1.06            0.88
       Gain on disposal of business, net of taxes                           0.00            0.00            0.60            0.00
                                                                      ----------      ----------      ----------      ----------
       Net earnings                                                   $     0.34            0.33            1.66            0.88
                                                                      ==========      ==========      ==========      ==========


Average shares outstanding                                                15,253          18,152          15,990          18,266

Earnings  per common share, assuming dilution:
       Continuing operations                                          $     0.33            0.32            1.06            0.87
       Gain on disposal of business, net of taxes                           0.00            0.00            0.59            0.00
                                                                      ----------      ----------      ----------      ----------
       Net earnings                                                   $     0.33            0.32            1.65            0.87
                                                                      ==========      ==========      ==========      ==========


Average shares outstanding, assuming dilution                             15,470          18,411          16,135          18,482

Cash dividend declared
  per share                                                           $     0.10            0.10            0.30            0.30



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                      9 Months Ended
                                                                       September 30
                                                                 --------------------------
                                                                    2000            1999
                                                                 ----------      ----------
Cash flows from operations:
  Net earnings                                                   $   26,680          16,076
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                    21,829          19,523
    Provision for losses on receivables                                  61             133
    Gain on disposal of business, net of taxes                       (9,656)             --
    Gain on disposal of equity investee                                  --            (750)
    Deferred taxes and other items                                    5,411           9,259
    Change in current assets and liabilities, net
     of effects of dispositions                                       3,671         (26,410)
                                                                 ----------      ----------
              Net cash provided by continuing operations             47,996          17,831
              Net cash provided by discontinued operations               --          20,312
                                                                 ----------      ----------
              Net cash provided by operating activities              47,996          38,143
                                                                 ----------      ----------
Cash flows from investing activities:
  Proceeds from sale of business                                     12,582              --
  Capital expenditures                                              (11,215)        (16,932)
  Proceeds from collection of note receivable                         1,468          29,569
  Other investing activities                                           (928)         (3,000)
                                                                 ----------      ----------
              Net cash provided by  investing activities              1,907           9,637
                                                                 ----------      ----------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                       13,696         (33,796)
  Dividends                                                          (4,680)         (5,463)
  Purchase of common stock                                          (66,732)         (9,830)
  Proceeds from issuance of common stock                              1,608           1,338
                                                                 ----------      ----------
             Net cash used in financing activities                  (56,108)        (47,751)
                                                                 ----------      ----------
Effect of exchange rate changes on cash                                (118)             75
                                                                 ----------      ----------
Net increase (decrease) in cash and cash equivalents                 (6,323)            104
Cash and cash equivalents at beginning of period                     14,551          11,226
                                                                 ----------      ----------
Cash and cash equivalents at end of period                       $    8,228          11,330
                                                                 ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                         $    1,822           1,909
                                                                 ==========      ==========
    Income tax payments (refunds), net                           $   (3,816)          1,947
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

Note 2 - Discontinued Operations

         The net assets and liabilities of discontinued operations included in the consolidated financial statements are classified as current liabilities and current assets at September 30, 2000 and December 31,1999, respectively, as follows:

                                                                 Engineered Products
                                                                    and Services
                                                          Steel       and Other         Totals
                                                       ----------     ----------      ----------
At September 30, 2000:

Net current liabilities of discontinued operations     $      281             41             322
                                                       ==========     ==========      ==========

At December 31, 1999:

Net current assets of discontinued operations          $   12,459         (9,927)          2,532
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


Note 4 - Earnings Per Share

         Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for net earnings:


                                                 Three Months Ended September 30
                                                  2000                      1999
                                        ------------------------   ------------------------
                                        Income   Shares    EPS     Income   Shares   EPS
                                        ------   ------   ------   ------   ------   ------
                                               (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                              $5,152   15,253   $ 0.34   $5,962   18,152   $ 0.33
     Dilutive effect of CSEs                --      217     (.01)      --      259     (.01)
                                        ------   ------   ------   ------   ------   ------
     Diluted                            $5,152   15,470   $ 0.33   $5,962   18,411   $ 0.32
                                        ======   ======   ======   ======   ======   ======

                                                     Nine Months Ended September 30
                                                   2000                            1999
                                        ---------------------------    ---------------------------
                                        Income    Shares      EPS      Income    Shares      EPS
                                        -------   -------   -------    -------   -------   -------
                                                  (Thousands, except per share amounts)
Earnings per Common Share:
     Basic                              $26,680    15,990   $  1.66    $16,076    18,266   $  0.88
     Dilutive effect of CSEs                 --       145      (.01)        --       216      (.01)
                                        -------   -------   -------    -------   -------   -------
     Diluted                            $26,680    16,135   $  1.65    $16,076    18,482   $  0.87
                                        =======   =======   =======    =======   =======   =======


Note 5 -  Comprehensive Income

         Total comprehensive income for the three months ended September 30, 2000 and 1999, was $5.1 million and $6.0 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999, was $26.7 million and $16.2 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.


Note 6 -  Commitments and Contingencies


In June 2000 an explosion disrupted the supply of hydroxylamine from the Nissin Chemical plant in Japan. This is a key ingredient in the Company's patented HDA(R) remover products for the semiconductor industry. The Nissin plant was the Company's sole supplier and until last year the only producer of hydroxylamine. However, the Company has qualified hydroxylamine from a new BASF plant that started up in late 1999. BASF's current supply capabilities are less than the worldwide demand for hydroxylamine. As a result, BASF is allocating hydroxylamine to its customers, including the Company, which in turn has put its customers on allocation. BASF, which increased production capacity through debottlenecking efforts in September, has recently announced that it will further increase capacity during the first quarter of 2001 from 4,000 metric tons p.a. to 5,700 metric tons p.a. (calculated as a 50% solution). Such expansion may result in additional supplies of hydroxylamine in the first half of 2001, however, it is unclear at this time how BASF's increased capacity will be allocated among its customers, exactly when additional product will be available and what impact it will have on the Company. Although Nissin and Honeywell International Inc. have both announced plans to construct new hydroxylamine plants, the timing for construction and start-up of these anticipated plants is not known with certainty. An insurance claim to recover lost profits and additional expenses has been filed under the Company's business interruption policy. The claims process may be lengthy and its final outcome cannot be predicted with certainty. At September 30, 2000, $2.4 million, after meeting a $1 million deductible, was recorded as the initial installment of the claim. The $2.4 million is reflected in the accompanying consolidated statement of operations as Other Operating Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999


Consolidated Results

         Results from continuing operations for the nine months ended September 30, 2000, were earnings of $17.0 million or $1.06 per diluted share, up 6% and 22%, respectively, from earnings of $16.1 million or $0.87 per diluted share from the same period of the prior year. Earnings rose on better results in Polyurethane operations, driven by increased volume. Earnings per share were up due to the higher earnings and a reduction in shares outstanding due to share repurchases.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                        9 Months Ended
                                                         September 30
                                                      2000          1999
                                                   ----------    ----------
Sales:
        Electronic and Other Specialty Chemicals   $  149,647       126,646
        Polyurethane Chemicals                        135,382       102,814
                                                   ----------    ----------
               Total                               $  285,029       229,460
                                                   ==========    ==========

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals   $   11,091        12,092
        Polyurethane Chemicals                         26,034        24,060
                                                   ----------    ----------
                                                       37,125        36,152
        Unallocated corporate expenses                 (7,898)       (9,117)
        Interest expense, net                          (1,877)         (976)
        Other expense, net                               (111)         (337)
                                                   ----------    ----------
               Total                               $   27,239        25,722
                                                   ==========    ==========

         Electronic and Other Specialty Chemicals pretax operating profits for the current year were $11.1 million, down 8% versus the same period of the prior year. Sales were up 18% over last year on higher electronic chemical volumes. Operating results were hurt by higher energy and raw materials costs and lower volumes and margins in agricultural specialty chemicals. Demand for semiconductor chemicals remains strong, but sales were hurt by a shortage of hydroxylamine raw material caused by an explosion in June 2000 at the Nissin Chemical plant supplying the material. The effect on earnings was offset by net insurance of $2.4 million, after meeting a $1.0 million deductible. The Company anticipates that its insurance should significantly reduce lost profits associated with the disruption.

         Polyurethane Chemicals pretax operating profits for the nine months were up 8% to $26.0 million on a 32% increase in sales versus the same period last year. Sales were up on a 5% increase in volume and a 25% increase in average unit price. The higher volume reflects continued strong aniline demand. The higher unit sales price primarily reflects the pass-through to customers of the increase in the cost of benzene.

         Unallocated corporate expenses for the current year were $7.9 million, down from $9.1 million in the prior year, primarily related to a reduction in benefit expense. Net interest expense for the year was up $0.9 million from the prior year to $1.9 million on lower interest income.


Results of Operations - Three months ended September 30, 2000 compared to the three months ended September 30, 1999


Consolidated Results

         Results from continuing operations for the three months ended September 30, 2000, were earnings of $5.2 million or $0.33 per diluted share. Results for the same quarter of the prior year were earnings of $6.0 million or $0.32 per diluted share. Earnings declined on lower polyurethane chemical volume and higher costs and lower volumes in agricultural specialty chemicals. Sales were up 14% for the period, primarily due to higher energy and raw material pass-throughs. Earnings per share were up on fewer shares outstanding.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                            3 Months Ended
                                                             September 30
                                                          2000          1999
                                                       ----------    ----------
Sales:
        Electronic and Other Specialty Chemicals       $   42,796        39,231
        Polyurethane Chemicals                             47,752        40,044
                                                       ----------    ----------
               Total                                   $   90,548        79,275
                                                       ==========    ==========

Operating profit before income taxes:
        Electronic and Other Specialty Chemicals       $    3,363         4,251
        Polyurethane Chemicals                              8,135         8,815
                                                       ----------    ----------
                                                           11,498        13,066
        Unallocated corporate expenses                     (2,539)       (3,236)
        Interest expense, net                                (664)         (313)
        Other expense, net                                    (51)         (109)
                                                       ----------    ----------
               Total                                   $    8,244         9,408
                                                       ==========    ==========


         Electronic and Other Specialty Chemicals pretax operating profits for the current year were down 21% versus the same quarter of the prior year to $3.4 million, with sales up 9%. Sales were up over last year on higher volumes of electronic chemical residue removers and deep ultra violet resins. Operating results were hurt, however, by lower margins in other specialty chemicals, primarily due to higher energy and raw material costs and product mix.

         Polyurethane Chemicals pretax operating profits for the quarter were down 8% to $8.1 million versus the same quarter last year. Sales were up 19% as a 38% increase in average unit price offset a 14% decrease in volume. The higher unit sales price primarily reflects the pass-through to customers of the increase in the cost of benzene. The Company's Baytown aniline facility shut down in mid-October due to an interruption in the supply of nitric acid raw material but re-started on October 28. . The earnings impact is expected to be negligible.

         Unallocated corporate expenses for the current quarter were $2.5 million, down from $3.2 million for the same period in the prior year on reduced insurance and benefit expenses. Net interest expense for the current quarter was up $0.4 million from the prior year on higher average debt due to current year share repurchases.

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

Capital Resources and Liquidity

         Cash flow from continuing operations for the current year was $48.0 million, up from $17.8 million in the prior year. Prior year operating cash flow was lower primarily due to increased working capital. Net cash provided by investing activities in the current year included $12.6 million in proceeds from the sale of the Company's steel business and $1.5 million collected on a note related to a previous property sale. These proceeds were used to assist in repurchasing shares of the Company's stock. During the current year, $66.7 million was expended under the Company's authorized repurchasing program versus $9.8 million for the same period of the prior year. The Company has approximately $23.3 million remaining for additional share repurchases under the current authorization.



Forward-Looking Statements

         Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases, conference calls and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials including hydroxylamine and nitric acid, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of domestic and international market forces and insurance coverage and timing of any claim payments related to the disruption in supply of hydroxylamine, the interruption in the supply of nitric acid at the Baytown, TX facility and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 1999.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At September 30, 2000, the Company's derivative and other financial instruments related to foreign operations included a series of yen option collars representing total option puts and calls of 80 million yen each, with a minimum U.S. dollar value of $0.7 million and a maximum U.S. dollar value of $0.9 million, and contract expiration dates ranging from October 2000 through January 2001. The Company also has short-term debt denominated in Japanese yen with a current U.S. dollar value of $8.2 million. Due to the short-term nature and amount of these yen obligations, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.

         The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At September 30, 2000, this included long-term debt denominated in U.S. dollars and long-term revolving credit facility borrowings. The market value of the Company's fixed rate borrowings was approximately $24.0 million. A 100 basis point change in interest rates (all other variables held constant) as of September 30, 2000, would result in an approximate $1.0 million annualized change in fair market value but would not affect interest expense or cash flow. At September 30, 2000, the Company had $13.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in an annualized change in interest expense of approximately $0.13 million.






                           Part II. Other Information



Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule

                Exhibit 27.1 - Restated Financial Data Schedule

            (b) Reports on Form 8-K

                No report on Form 8-K was filed by the Registrant during the three months ended September 30, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CHEMFIRST INC.



November 13, 2000                  /s/ J. Kelley Williams
------------------                 ----------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer



November 13, 2000                  /s/ Troy B. Browning
-------------------                ---------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)

                               INDEX TO EXHIBITS





          EXHIBIT
          NUMBER              DESCRIPTION
          ------              -----------
           27                 Financial Data Schedule

           27.1               Restated Financial Data Schedule