Form 10-K
period 2000-12-31
CHEMFIRST INC
filed 2001-03-30
CIK 1026601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from            to            .

                       Commission File Number 001-12547

                                ChemFirst Inc.
            (Exact name of Registrant as specified in its charter)

             Mississippi                            64-0679456
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

   700 North Street, P. O. Box 1249
         Jackson, Mississippi                       39215-1249
   (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (601) 948-7550

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                        ---------------------
          Common Stock, Par Value $1                   New York Stock Exchange
         Common Stock Purchase Rights

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2001 (based on the closing sale price of $26.27 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $335,194,272.

   The number of shares of the Registrant's Common Stock outstanding as of March 21, 2001 was 14,162,127.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information required to be disclosed in Parts I, II and III of this Form 10-K is incorporated by reference to: (1) the Company's 2000 Annual Report to Stockholders (the "2000 Annual Report"), which has been furnished to the Commission, and (2) the Company's definitive Proxy Statement for the May 22, 2001 annual meeting of stockholders (the "Proxy Statement"), which has been filed with the Commission pursuant to Regulation 14A.

                                    PART I

ITEM 1. BUSINESS

General

   The principal businesses of ChemFirst Inc. (the "Company") involve the production of electronic and other specialty chemicals for use in the semiconductor industry and in pharmaceutical, cosmetic, polymer, photographic, photosensitive and agricultural applications, as well as the production of polyurethane chemicals. The Company had previously reclassified its engineered products and services segment and its steel segment as discontinued operations pending disposition of these businesses. The Company completed disposition of the engineered products and services operation in December 1999 and its steel operation in February 2000. See the discussion under Recent Developments below for more information regarding these dispositions.

   At March 1, 2001, the Company had 723 employees, which includes employees of the parent company and all subsidiaries.

 Recent History

   The Company was incorporated in Mississippi in 1983 under the name Omnirad, Inc., as a wholly-owned subsidiary of First Mississippi Corporation ("First Mississippi"). In November 1996, in anticipation of the Distribution (as defined below), the Company's name was changed from Omnirad, Inc. to ChemFirst Inc. On December 23, 1996 (the "Distribution Date"), First Mississippi contributed all of its assets and subsidiaries, other than those relating to its fertilizer business, to the Company, which at that time was a wholly owned subsidiary of First Mississippi and had engaged in no activities during the previous five years. First Mississippi then spun off the Company in a tax-free distribution of the Company's common stock to First Mississippi shareholders (the "Distribution") on the Distribution Date. The Distribution occurred immediately prior to and in connection with the merger of First Mississippi with a wholly owned subsidiary of Mississippi Chemical Corporation on December 24, 1996, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 27, 1996. The Company has operated as a publicly held entity since the Distribution Date. Prior to the Distribution Date, the Company's subsidiaries which were in existence on that date were subsidiaries of First Mississippi and the Company's operations were conducted through subsidiaries of First Mississippi.

 Recent Developments

   Effective December 1, 1999, the Company sold its wholly owned subsidiaries, Callidus Technologies Inc. and Plasma Energy Corporation, to Howe-Baker International, Inc., a subsidiary of Wedge Group Incorporated, for $8.1 million in cash. These subsidiaries comprised the Company's engineered products and services business which had previously been classified and reported as a discontinued operation.

   On February 15, 2000, the Company completed the sale of its wholly owned subsidiary, FirstMiss Steel, Inc., which comprised the Company's discontinued steel business, to Hoganas North America, Inc., a subsidiary of Hoganas AB of Sweden. Proceeds from the sale were $12.6 million in cash. Other proceeds were previously received on steel assets liquidated during 1999 and were not part of the final sale.

   The Company's disposition of its engineered products and services business and steel business furthers the Company's strategy to focus on chemicals. Additional information regarding these dispositions and other recent developments is provided in Note 2 of the Consolidated Financial Statements in the 2000 Annual Report, incorporated by reference.

 Forward-Looking Statements

   In addition to historical information, this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company in the Company's press releases, Annual Report to Stockholders and other filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions; availability and pricing of utilities and raw materials, including but not limited to electricity, natural gas, nitric acid and hydroxylamine, which is a key raw material in cleaner and remover products; supply/demand balance for key products; new product development; manufacturing efficiencies; conditions of and product demand by key customers; the timely completion and start-up of construction projects; pricing pressure as a result of domestic and international market forces; insurance coverage and timing of any claim payments related to the disruption in supply of hydroxylamine; and other factors as may be discussed herein and in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following contains further discussion of the Company's business and properties as grouped by its Electronic and Other Specialty Chemicals segment and its Polyurethane Chemicals segment. Certain information required by Item 1 of Form 10-K and financial information regarding the Company's segments, which includes sales, pretax operating results, capital expenditures, identifiable assets and depreciation/amortization, are provided in Notes 2, 5 and 12 of the Consolidated Financial Statements in the 2000 Annual Report, and are incorporated by reference. As used in this report, the term "Company" includes subsidiaries of the Registrant.

Electronic and Other Specialty Chemicals

 General

   The Company's Electronic and Other Specialty Chemicals segment produces specialty chemicals for use by others in electronic, pharmaceutical, polymer, cosmetic, photographic, photosensitive and agricultural applications, and provides associated contract research and development. These products are sold both on specification and performance and must typically be qualified for use by the customer in addition to meeting certain specifications. Generally, chemicals in this segment are sold in smaller volumes and contribute a higher added-value to end products than polyurethane chemicals. Another common characteristic of the chemicals sold in this segment is the Company's focus on applied research rather than basic discovery. Whereas the primary focus for many of the Company's customers in this segment is on basic discovery, much of the Company's focus is on development of products and processes for its customers' next generation semiconductors, pharmaceutical, agricultural or consumer products. These electronic and other specialty chemicals are produced at Company-owned facilities in Hayward, California; East Kilbride, Scotland; Pascagoula, Mississippi; Tyrone, Pennsylvania; and Dayton, Ohio.

   Purchasers of electronic chemicals, who are typically end users, acquire the product to achieve a specific performance objective. As with the other specialty chemicals, these chemicals have very specific uses, although the customer base is broader than for many of the other specialty chemicals. The production and sale of these chemicals are labor intensive and are usually dependent on highly technical proprietary formulae and a sophisticated, well-trained applications engineering staff.

   Most of the Company's electronic chemicals are used in the semiconductor and related industries. These products include organic post metal cleaning solutions which remove photoresist and dry-etch residue during the manufacture of semiconductors. These remover products are the Company's largest volume electronic chemicals. In addition, the Company produces and sells specialty polymer resins used in deep ultra violet ("DUV") photoresists, materials used in chemical mechanical planarization ("CMP") to clean and polish silicon wafers in semiconductor manufacturing, and other performance chemicals and products.

   Most of the Company's other specialty chemicals and certain of its electronic chemicals are sold to a narrow base of customers, which are either end users or producers of performance chemicals. Because of their specialized, complex molecular structure, many of these products are designed for specific end use by one or two customers and significant technical service is expected by the customer. A key to successful production of these specialty chemicals is developing an efficient, low cost production process. These chemicals are sold as intermediates to other specialty chemical producers and to electronic, pharmaceutical, polymer, cosmetic, photographic and agricultural companies for use in a broad array of applications, including pharmaceutical applications, microchip packaging materials, dyestuffs and pigments, photoinitiators and resins, plastic curatives, rubber processing, herbicides and pesticide intermediates, and as an optical brightner in consumer products.

   The Company owns and operates electronic chemical manufacturing facilities in Hayward, California and East Kilbride, Scotland. The Company's 65,000 square-feet facility in Hayward includes research and development labs, separate applications laboratories for CMP and remover products, offices and facilities for manufacturing, quality control testing and packaging. An additional 13,400 square feet of warehouse and office space is leased in an adjacent building. In order to free up additional space for technical staff and operations at the Hayward facility and accommodate future growth, in early 2001 the Company leased 11,000 square feet of office space in Danville, California. The Hayward facility currently utilizes approximately 60% of production capability on a two-shift, five-day basis. The second shift was added in early 2000 in response to increased demand for remover products due to semiconductor industry growth. The Company's 26,300 square-feet facility in Scotland includes offices and manufacturing, research and packaging capabilities. The facility is equipped with production systems designed to meet the semiconductor industry's requirements for ultra-pure chemicals. The Scotland facility currently utilizes approximately 65% of available production capability on a one-shift, five-day basis. Therefore, the Company has substantial capacity at both the California and Scotland facilities to expand production. The Company also produces select electronic products through toll manufacturers in California, Missouri, North Carolina and Japan. The Company leases office and applications engineering lab space in Kawasaki City, Japan to provide marketing and technical support for the Japanese electronic chemical market.

   The Company also owns and operates production and research facilities in Dayton, Ohio, Tyrone, Pennsylvania and Pascagoula, Mississippi for the production of electronic and other specialty chemicals and for providing related contract research services. During 2000, the Dayton facility, with the exception of the current Good Manufacturing Practices (cGMP) pilot plant described below, was dedicated to the production of electronic chemicals, primarily DUV resins. Production of electronic chemicals at the facility in 2000 was approximately 143,000 pounds. The Company has the ability to produce these products in specialty solutions or dry powders. Plant modifications and new equipment installation as a result of dedicating the facility to electronic chemicals production increased the capacity for production of DUV resins at the facility by approximately 50%. Annual production capacity for electronic chemicals at Dayton is approximately 242,000 pounds, depending on the product mix and the type of processing required. Another expansion at the facility, which is expected to increase capacity by as much as 25%, is under way and will be completed in 2001. As the market for DUV resins increases, additional expansions may be necessary. As mentioned above, the Dayton facility also includes a cGMP pilot plant for scale-up work and production of developmental quantities of electronic and pharmaceutical chemicals. Annual production capacity at the Tyrone facility is between 4.5 million and 6.0 million pounds, depending on the product mix and the type of processing required. Production in 2000 was approximately 3.8 million pounds. Production capacity at Pascagoula is approximately 84.0 million pounds, depending on the product mix and the processing required. Production at this facility was approximately 56.0 million pounds during 2000. At these sites, the Company has differentiated itself by its capacity to manufacture electronic and/or other specialty chemicals using multi-step batch processing combined with the capability to produce specialty chemicals in continuous process facilities. In addition, the Company outsources the manufacture of selected intermediates, electronic chemical products and other specialty chemicals.

   The Company produces fine specialty chemicals manufactured to the specifications and performance criteria of its customers ranging from grams to commercial quantities. The Company's multifunctional manufacturing facilities at Dayton, Tyrone and Pascagoula enable multi-step batch and continuous processing of specialties and custom production of complex fine chemicals. The Company has versatile facilities that use numerous reactors capable of producing custom complex fine chemicals in quantities ranging from the very small amounts needed for initial product testing or toxicity studies, through pilot plant production of developmental quantities or clinical trials, and continuing through commercial production. Companies involved in the commercial production of chemically-based electronic, pharmaceutical, agricultural and consumer products often find it expensive and inefficient to manufacture small quantities of the complex chemicals required for new product development or products with limited markets. By providing a versatile array of manufacturing capabilities, related services and capacity to a number of such companies, the Company achieves economies of scale and is able to manufacture certain complex fine specialty chemicals more economically and timely than they can be manufactured by its customers. As a result, customers can often reduce the time to market and capital exposure associated with the manufacture and marketing of their new developmental products and are better able to utilize and focus their own manufacturing capacity and research and development abilities. In conjunction with its production and sale of electronic and other specialty chemicals, the Company also provides related contract research and developmental services, primarily for the pharmaceutical and electronic chemical industries in the U.S. and Europe. These services are highly specialized, requiring a team of research and development experts. Our customers can therefore expand and support their internal research and development efforts on a fee basis, or by purchase order for small quantities (less than 1,000 kgs.). The cGMP pilot plant, described above, is used extensively to support this effort.

   The Company's electronic and other specialty chemicals accounted for approximately 53%, 55% and 59% of the Company's consolidated sales for 2000, 1999 and 1998, respectively.

 Marketing and Sales

   Electronic chemicals are marketed domestically and internationally, principally in Europe, Japan and the Pacific Rim. Most of these chemicals are generally distributed in liter, gallon, returnable drum or other large volume dedicated containers, although the DUV resins, which may be distributed either in the form of dry powder or in specialty solutions, are shipped in appropriate small volume containers. In North America and Europe, the Company's electronic chemicals are principally sold through its internal sales force, although the Company utilizes independent sales representatives and distributors as well. In the Pacific Rim, sales are generally conducted through distributors or sales agents supported by the Company's regional technical sales representatives. In early 1999, the Company began manufacturing certain products for the Japanese market through a tolling arrangement with the Company's Japanese distributor. DUV resins, manufactured at the Dayton site, are sold and shipped directly to photoresist manufacturers. Electronic chemicals are typically sold by purchase order. Domestic shipments are typically by truck or rail, whereas international shipments are usually by ocean-going vessels.

   The Company's other specialty chemicals are marketed globally. Most of these chemicals are sold by purchase order or short-term agreements, although the Company has long-term contracts with a number of its customers. Sales of these chemicals are made primarily through the Company's internal sales force, although independent sales representatives are also used. These specialty chemicals are typically sold in drums, although certain larger volume products are sold in bulk. Domestic shipments are typically by truck or rail. Exported products are shipped in ocean-going vessels, primarily to European, Japanese and South American markets.

 Raw Materials

   The primary raw materials for the manufacture of electronic chemicals, other than for the Company's DUV resins, include free-base hydroxylamine, catechol, diglycolamine and N-methylpyrrolidone. Although these raw materials are currently available from single source suppliers who meet the Company's strict quality requirements, each is available in adequate quantities, with the exception of hydroxylamine. The Company is currently seeking additional sources for these raw materials. In June 2000, an explosion disrupted the supply of hydroxylamine from the Nissin Chemical plant in Japan. Hydroxylamine is a key ingredient in the Company's patented HDA(R) remover products. The Nissin plant was the Company's sole supplier and the only producer of hydroxylamine until late 1999 when a new BASF plant in Germany started up. Production from BASF has not been able to keep pace with the record worldwide demand for hydroxylamine. As a result, BASF placed its customers, including the Company, on allocation and the Company in turn put its customers on allocation regarding the Company's hydroxylamine-containing products. Recent capacity expansions by BASF have eased the shortage somewhat, although the hydroxylamine shortage is expected to continue until new capacity becomes available. Both Nissin and Honeywell International, Inc. have announced plans to construct new hydroxylamine plants, with Honeywell estimating that its plant will begin commercial production in early 2002. Sales growth of the Company's electronic chemicals was hurt by the shortage of hydroxylamine, although business interruption insurance, subject to a $1.0 million deductible, has helped to reduce the impact of these lost profits to date. While the Company currently anticipates that such insurance coverage will be available during the shortage, the claims process can be lengthy and uncertain and successful recoveries cannot be predicted with certainty. Furthermore, additional sources of hydroxylamine may not be available when expected, which could affect the availability and adequacy of insurance coverage.

   The primary raw material for the Company's DUV resins, 4-hydroxyacetophenone, is available from a single source under a long-term contract. Other raw materials for DUV resins include monomers, solvents and process materials and essentially all are available in adequate quantities from alternative suppliers. A few specialty monomers are available in adequate quantities but from only one or two suppliers.

   Primary raw materials for the production of the Company's other specialty chemicals include hydrogen, hydrogen peroxide, caustic, toluene, ethyl trifluoroacetoacetate, 2-fluorophenylhydrazine, o-aminophenol, formaldehyde, p-nitrobenzoic acid, ethanol, ammonia and natural gas. These raw materials are available from a number of different sources. The Company does not believe that any one source for raw materials used in the production of these chemicals is material to the Company's business.

 Competition

   The Company is one of the largest producers of post metal cleaning solutions for semiconductor production. Although there are approximately twelve companies participating in this market worldwide, the Company believes that significant market share for the advanced and post metal cleaning solutions needed for current and future state of the art semiconductor production and related industries is concentrated among the Company and two competitors, Ashland Chemical and Tokyo Ohka Corporation of Japan. Competition is based on service, product performance, quality, product development capabilities and cost of ownership. The Company has entered into a cross-licensing agreement with a competitor whereby the Company licenses certain of its patented hydroxylamine remover technology. The agreement results from a patent infringement complaint brought by the Company against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize the Company's hydroxylamine technology, but provides for the Company to receive a royalty and license fee. The agreement also requires the Company to pay to the competitor royalties on the Company's HDA(R) products under certain circumstances. However, a recent arbitration proceeding determined that none of the Company's HDA(R) products are covered by the competitor's patents and therefore the Company pays no royalties to the competitor on the production and sale of the Company's products.

   Regarding CMP slurry products, the Company believes that the oxide slurry world market is dominated by Cabot Microelectronics Corporation, holding an estimated 80% market share. In the tungsten slurry world market, the Company is now estimated to be the third largest supplier for this application.

   The Company is one of the largest suppliers of DUV resins and the only known U.S. supplier. There are two major competitors selling resins in the global merchant market in direct competition with the Company, both of whom are Japanese. In addition, two other Japanese companies produce DUV resins as a captive supply source for their own DUV photoresist production. The Company produces a broad spectrum of resins and believes that it is a leading supplier for advanced resin products for newer photoresist technology (for chip processing in the range of 0.13 to 0.18 microns).

   The Company competes domestically and internationally with numerous producers of other specialty chemicals. Major competitors are both smaller and larger companies. Competition is strong and is based on service, quality, manufacturing capabilities and expertise in batch chemical production, research and development capabilities and price. The Company's research, development and large batch manufacturing facilities allow it the flexibility and breadth of service to meet a wide variety of customer needs, including the ability to provide gram and multi-ton quantities in either cGMP or ISO-9000 manufacturing environments.

 Seasonality of Business

   Generally, certain of the Company's electronic chemicals may be subject to seasonally lower sales during the first quarter, and practices in the electronics industry require that significant Company inventory be available near many of its customer sites. With the exception of chemicals sold for agricultural purposes, other specialty chemical sales are generally not seasonal and working capital requirements do not vary significantly from period to period.

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

   Typically, polyurethane chemicals are more sensitive to the business cycle and the cost of raw materials than are most electronic and specialty chemicals, although, as described below, the Company's sales contracts provide protection from volatile fluctuation in raw material price for most of the polyurethane chemicals sold. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of product specifications. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important than for specialty products.

   Aniline is the Company's largest volume product. The Company is the largest merchant marketer of aniline in the U.S. Most of the aniline produced in the U.S. is used to manufacture MDI (methylene diphenyl diisocyanate). MDI's primary end use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. MDI is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers, where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber, in a widely used herbicide for corn and soybeans, and in plastics for consumer goods.

   Nitrobenzene is used to make aniline and is also sold separately for the manufacture of an intermediate used in the production of a large volume over-the-counter analgesic (acetaminophen), and in the production of iron-oxide pigments used in decorative and protective coatings for architectural applications, bridge maintenance and other applications.

   The Company's polyurethane manufacturing facility in Pascagoula is supported by storage, rail, truck, barge and ship distribution facilities. This facility utilizes state of the art, energy efficient nitration technology, in addition to mature nitration technology, and a proprietary continuous hydrogenation process. The annual polyurethane chemical production capacity at the facility, less internal consumption, is between 315 and 350 million pounds depending on the product mix being produced. Production of polyurethane chemicals at the Pascagoula facility, less internal consumption, during 2000 was approximately 284 million pounds.

   In 1996, the Company entered into a long-term agreement with Bayer Corporation ("Bayer") to build, own and operate a world scale adiabatic nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI manufacturing operations. Phase I of the facility, with a design capacity of 250 million pounds of aniline, was completed in 1998 and is operating at design capacity. If a potential Phase II to the facility is constructed, it would add another 250 million pounds of capacity. All of the aniline produced at the Baytown facility, and a majority of the aniline currently produced at the Pascagoula facility, is sold to Bayer under long-term contracts. If Phase II of the Baytown facility is constructed, Bayer's obligation to purchase aniline from the Pascagoula facility terminates. Bayer is the Company's largest customer, both in terms of volume of product sold and in sales revenue.

   Polyurethane chemicals accounted for approximately 47%, 45% and 41% of the Company's consolidated sales for 2000, 1999 and 1998, respectively.

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

 Raw Materials

   Raw materials for polyurethane chemicals are readily available from many sources. Benzene, which is the principal raw material for the Company's polyurethane chemicals production, is a readily available commodity by-product of oil refining. Like most commodities, the price of benzene is subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins and the underlying cost of crude oil. Other significant raw materials include ammonia, nitric acid, hydrogen and natural gas. The Company purchases ammonia at market prices. The Company captively produces for its own use all of its hydrogen and most of its nitric acid requirements for the Pascagoula facility. For the Baytown facility, the Company purchases its needs for hydrogen and nitric acid from Bayer. Natural gas is purchased in the spot market for use in producing the hydrogen necessary for the Pascagoula manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline under firm and interruptible contracts. Most of the aniline produced by the Company is sold under long-term contracts that have protection against volatile price fluctuations for essentially all raw materials. The remainder of aniline production and most of the nitrobenzene production is sold either under long-term contracts which have similar protections against price fluctuations for most major raw materials, or under short-term contracts or purchase orders which generally reflect actual raw material costs.

 Competition

   The Company is one of five major U.S. producers of aniline with approximately 20% of current domestic production capacity. These five producers, in descending order of capacity, are Huntsman, BASF, the Company, DuPont and Aristech Chemical. The Company is one of twelve major world producers of aniline, with an estimated 6.5% of current world production capacity. Regarding nitrobenzene, the Company is one of four major U.S. producers and ten major world producers, with approximately 28% of domestic production capacity and 8% of world production capacity. Major competitors are large chemical companies. Competition for the products produced in this segment is based on price, service, quality and marketing.

 Seasonality of Business

   Generally, the Company's polyurethane chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

Research and Development

   The Company conducts research and development to improve existing products, to develop and produce new specialty and performance chemicals and to develop and improve production processes, as well as a contract service. The Company spent approximately $8.0 million, $7.4 million and $7.5 million on research and development in 2000, 1999 and 1998, respectively. Research facilities at Dayton, Tyrone and Pascagoula include laboratories, pilot plant and semi-works for product and process research and development with gram to multi-pound sample production capabilities. The Company maintains a radiation curing applications laboratory in Pascagoula to evaluate new products and provide customer technical support. The Company's electronic chemicals applications engineering and research and development labs in California, Texas, Scotland and Japan are strategically located near key regional semiconductor production centers, enabling application engineers to work closely with customers to develop unique chemical solutions to semiconductor manufacturing needs and to test developmental products. The Company's cGMP kilo labs and pilot plant in Dayton are utilized in the Company's research and development efforts with a primary focus on developing products for electronic, pharmaceutical and biotech applications.

   The Company continues to focus research efforts on developing new and improved electronic chemicals, including remover and CMP products and DUV resins. The Company also sponsors applied research at leading universities in the U.S., the U.K. and Canada. These closely directed programs have led to the development and introduction of proprietary technology in electronic and other specialty chemicals. In 1999, the Company obtained an exclusive license to further develop and commercialize a potential process that utilizes light in combination with metallic compounds to directly deposit metal and metal oxides on a substrate. Research on this technology is ongoing and is being conducted in cooperation with a North American university and others. In addition, the Company has entered into a joint development arrangement with an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

Intellectual Property

   The Company owns, or is licensed under, a number of patents, patent applications and trade secrets covering its products and processes. The Company has approximately 12 U.S. and 15 foreign patents regarding its HDA(R) technology. The earliest of these patents expires in 2011. The Company considers its HDA(R) remover patents referenced above to be of material importance. See also Competition under Electronic and Other Specialty Chemicals for a description of a cross-licensing agreement with a competitor. In addition, the Company has approximately 13 U.S. and 36 foreign patents which are of material importance to its DUV resin business. The earliest of these patents begins to expire in 2006. The Company believes that, while in the aggregate, the rights under its other patents and licenses are of importance, it does not consider any patent or license, or group thereof related to a specific process or product, to be of material importance when viewed from the standpoint of the applicable segment's or the Company's total business.

Environmental Considerations

   Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for 2000 were $0.4 million. Projected environmental capital expenditures for 2001 and 2002 are $1.2 million and $0.8 million, respectively. In addition to complying with environmental laws and regulations, these expenditures may also reduce operating expenses and improve efficiencies.

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

ITEM 2. PROPERTIES

   A description of various properties and the segments to which they relate is included in the business discussion of Item 1. In addition to those described above, the Company owns or leases the following properties:

   The Company owns an approximately 26,000 square-feet office building in Jackson, Mississippi, which is its corporate headquarters.

   The Company leases 4.2 acres from Bayer Corporation within Bayer's complex for the Baytown, Texas aniline plant with a term equivalent to the aniline contractual supply agreement.

   The Company leases 7 acres of waterfront property in Pascagoula, Mississippi from the Jackson County Port Authority. This property, utilized by both the Electronics and Other Specialty Chemicals segment and the Polyurethane Chemicals segment, is used for loading and unloading ocean-going vessels and barges at the Pascagoula facility. The lease expires in 2003.

   The Company owns 70 acres of undeveloped industrial land within 2 miles of the Pascagoula site and 23 acres directly adjacent to the site. The Company also owns approximately 78 acres of undeveloped industrial land directly adjacent to its Tyrone, Pennsylvania facility.

   The Company leases office space in Dallas, Texas and research and development laboratory space in Corpus Christi, Texas to support its DUV resin and other specialty chemicals businesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   This information is incorporated by reference to "Stock Market Information" found on the inside back cover of the 2000 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

   This information is incorporated by reference to page 12 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This information is incorporated by reference to pages 13 - 15 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   This information is incorporated by reference to "Market Risk" found on page 15 of the 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements are incorporated by reference to pages 16 - 34 of the 2000 Annual Report. The supplementary data is incorporated by reference to Note 13 on page 33 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   This information is incorporated by reference to the following pages of the Proxy Statement: 3 - 4; 7 - 10; 14; and 15.

ITEM 11. EXECUTIVE COMPENSATION

   This information is incorporated by reference to the following pages of the Proxy Statement: 4 - 6; 11 - 12; and 16 - 21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   This information is incorporated by reference to pages 2 and 12 - 14 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference to page 21 of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

(a)(1) Financial Statements incorporated by reference to the 2000 Annual
Report:

                                                              Pages in 2000
                                                              Annual Report
                                                              Incorporated
                                                           Herein by Reference
                                                           -------------------
      Consolidated Balance Sheets as of December 31, 2000
       and 1999...........................................          p. 16
      Consolidated Statements of Operations, years ended
       December 31, 2000, 1999 and 1998...................          p. 17
      Consolidated Statements of Stockholders' Equity,
       years ended December 31, 2000, 1999 and 1998.......          p. 18
      Consolidated Statements of Cash Flows, years ended
       December 31, 2000, 1999 and 1998...................          p. 19
      Notes to Consolidated Financial Statements..........      pp. 20-34
      Independent Auditors' Report........................          p. 35

(a)(2) Supplementary Data is incorporated by reference to the 2000 Annual Report. Additional schedules are either not required or are inapplicable and have therefore been omitted.

(a)(3) EXHIBITS:

 2(a)  Agreement and Plan of Merger and Reorganization, dated as of August 27,
       1996, among Mississippi Chemical Corporation, MISS SUB, INC. and First
       Mississippi Corporation, was filed as Exhibit 2.1 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November
       18, 1996, and is incorporated herein by reference.

 2(b) Agreement and Plan of Distribution between First Mississippi Corporation and the Company dated December 18, 1996 was filed as Exhibit 2.2, Form of Agreement and Plan of Distribution, to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18,
       1996, and is incorporated herein by reference. The only modification to the text of the Form of Agreement and Plan of Distribution which is incorporated herein by reference was the substitution of "ChemFirst
       Inc." for "Newco" as a party to this agreement and the dating of the agreement as of December 18, 1996.
 2(c) Tax Disaffiliation Agreement between First Mississippi Corporation and the Company dated December 18, 1996 was filed as Exhibit 2.3, Form of
       Tax Disaffiliation Agreement, to Amendment No. 1 to the Company's Form
       S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Tax Disaffiliation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this Agreement and the dating of the agreement as of December
       18, 1996.
 2(d)  Employee Benefits and Compensation Agreement between First Mississippi
       Corporation and the Company dated December 18, 1996 was filed as Exhibit
       2.4, Form of Employee Benefits and Compensation Agreement, to Amendment
       No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on
       November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Employee Benefits and Compensation Agreement which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this Agreement and the dating of the agreement as of December 18, 1996.
 3(a) Amended and Restated Articles of Incorporation of the Company were filed as Exhibit 3.1 to Amendment No. 1 to the Company's Form S-1
       (Registration No. 333-15789) filed on November 18, 1996, and are incorporated herein by reference.

  3(b) Bylaws of the Company as amended were filed as Exhibit 4.3 to the Company's Form S-8 (Registration No. 333-69965) filed on December 30,
        1998, and are incorporated herein by reference.

  4(a) Articles III, IV, V, VI, VII, VIII, IX and X of the Company's Amended and Restated Articles of Incorporation and the Statements of Resolution establishing the Company's 1987-A, 1988-A, 1988-1, 1989-A, 1989-1,
        1989-2, 1990-1, 1990-2, 1991-1, 1991-2, and 1992-1 Series Convertible
        Preferred Stock and the Company's Series X Junior Participating
        Preferred Stock are included in Exhibit 3(a).
  4(b)  Articles II, IV, IX and XII of the Company's Bylaws are included in
        Exhibit 3(b).

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

  4(f)  Third Amendment to ChemFirst Inc. 401(k) and Employee Stock Ownership
        Plan and Trust was filed as Exhibit 4.9 to the Company's Registration
        Statement on Form S-8 (Registration No. 333-51002) filed on November
        30, 2000, and is incorporated herein by reference.

  4(g)  Fourth Amendment to ChemFirst Inc. 401(k) and Employee Stock Ownership
        Plan and Trust was filed as Exhibit 4.10 to the Company's Registration
        Statement on Form S-8 (Registration No. 333-51002) filed on November
        30, 2000, and is incorporated herein by reference.

  4(h)  Rights Agreement, dated as of October 30, 1996, between the Company and
        KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment
        No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on
        November 18, 1996 and is incorporated herein by reference.

  4(i) First Amendment to Rights Agreement dated effective May 1, 1997, by and among the Company, KeyCorp Shareholder Services, Inc. and The Bank of
        New York, was filed as Exhibit 4.5 to the Company's Form S-8 (File No.
        333-69965) filed on December 30, 1998, and is incorporated herein by reference.

  4(j)  Post Spin-Off Agreement between First Mississippi and FirstMiss Gold
        Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First
        Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

  4(k)  Note Purchase Agreement between ChemFirst Inc., State Farm Life
        Insurance Company and Nationwide Life Insurance Company dated October
        15, 1998, was filed as Exhibit 4(j) to the Company's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

 10(a)* Termination Agreement, dated May 29, 1996 and effective June 1, 1996, and amended March 15, 1999, between the Company and its Chief Executive
        Officer, was filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

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

 10(e)* ChemFirst Inc. 1998 Long-Term Incentive Plan, as amended, was included as Appendix A to the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 23, 2000, and is incorporated herein by reference.

 10(f)* 1991 Restatement of the First Mississippi Directors' Retirement Plan, as revised and restated on May 14, 1991, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as
        Exhibit 10(f) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated herein by reference.
 10(g)* First Mississippi Corporation 1989 Deferred Compensation Plan for
        Outside Directors ("Plan B"), as amended on September 12, 1994, which was assigned to and assumed by the Company pursuant to the Benefits
        Agreement, was filed as Exhibit 10(g) to First Mississippi's Annual
        Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated herein by reference.
 10(h)* A description of the Company's Deferred Income Plan for Directors,
        Officers and Key Employees ("Plan A") is included in the Company's
        Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held on May 22, 2001, and is incorporated herein by reference.
 10(i)* Form of Indemnification Agreement between the Company and the following former directors or executive officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Charles R. Gibson, Charles P. Moreton, Maurice
        T. Reed, Jr., Frank G. Smith, O. E. Wall, Charles M. McAuley and Thomas
        G. Tepas was filed as Exhibit 10(t) to First Mississippi's Annual
        Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated herein by reference.
 10(j)* Form of Indemnification Agreement entered between the Company and the following current or former directors or executive officers of the Company on March 17, 1999 or subsequently thereto was filed as Exhibit
        10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference.
        (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form):
        Richard P. Anderson, Paul A. Becker, James W. Crook, Michael J. Ferris,
        James E. Fligg, Robert P. Guyton, Paul W. Murrill, John F. Osborne,
        William A. Percy, II, Dan F. Smith, Leland R. Speed, R. Gerald Turner,
        J. Kelley Williams, Daniel P. Anderson, Max P. Bowman, Troy B.
        Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William
        B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. M.
        Summerford and Roger Van Duyne.
 10(k)  ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit
        4.3 to the Company's Registration Statement on Form S-8 (Registration
        No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.
 10(l)* ChemFirst Inc. Benefits Restoration Plan, dated effective January 1,
        1997.
    13 ChemFirst Inc. 2000 Annual Report to Stockholders (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form10-
        K).
    21  List of the subsidiaries of the Company.
    23  Consent regarding incorporation of auditor's report into Registration
        Statement Nos. 333-18691, 333-18693, 333-35221, 333-69965, 333-38556
        and 333-51002.

--------
   * Indicates management contract or compensatory plan or arrangement.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

(b)No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

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

                                          CHEMFIRST INC.

Date: March 26, 2001                             /s/ J. Kelley Williams
                                          By: _________________________________
                                                     J. Kelley Williams
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ J. Kelley Williams           Chairman of the Board of     March 26, 2001
______________________________________  Directors, Chief
          J. Kelley Williams            Executive Officer
                                        (Principal Executive
                                        Officer) and Director

       /s/ R. M. Summerford            President and Chief          March 26, 2001
______________________________________  Operating Officer
           R. M. Summerford

        /s/ Max P. Bowman              Vice President, Finance      March 26, 2001
______________________________________  and Treasurer (Principal
            Max P. Bowman               Financial Officer)

       /s/ Troy B. Browning            Controller (Principal        March 26, 2001
______________________________________  Accounting Officer)
           Troy B. Browning

     /s/ Richard P. Anderson                    Director            March 26, 2001
______________________________________
         Richard P. Anderson

        /s/ Paul A. Becker                      Director            March 26, 2001
______________________________________
            Paul A. Becker

      /s/ Michael J. Ferris                     Director            March 26, 2001
______________________________________
          Michael J. Ferris

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ James E. Fligg                      Director            March 26, 2001
______________________________________
            James E. Fligg

       /s/ Robert P. Guyton                     Director            March 26, 2001
______________________________________
           Robert P. Guyton

       /s/ Paul W. Murrill                      Director            March 26, 2001
______________________________________
           Paul W. Murrill

       /s/ John F. Osborne                      Director            March 26, 2001
______________________________________
           John F. Osborne

     /s/ William A. Percy, II                   Director            March 26, 2001
______________________________________
         William A. Percy, II

         /s/ Dan F. Smith                       Director            March 26, 2001
______________________________________
             Dan F. Smith

       /s/ Leland R. Speed                      Director            March 26, 2001
______________________________________
           Leland R. Speed

       /s/ R. Gerald Turner                     Director            March 26, 2001
______________________________________
           R. Gerald Turner

                               INDEX TO EXHIBITS

Exhibit No.
-----------

  2(a)      Agreement and Plan of Merger and Reorganization, dated as of August
            27, 1996, among Mississippi Chemical Corporation, MISS SUB, INC. and
            First Mississippi Corporation, was filed as Exhibit 2.1 to Amendment
            No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996, and is incorporated herein by reference.

  2(b)      Agreement and Plan of Distribution between First Mississippi
            Corporation and the Company dated December 18, 1996 was filed as
            Exhibit 2.2, Form of Agreement and Plan of Distribution, to
            Amendment No. 1 to the Company's Form S-1 (Registration No. 333-
            15789) filed on November 18, 1996, and is incorporated herein by reference. The only modification to the text of the Form of Agreement and Plan of Distribution which is incorporated herein by reference was the substitution of "ChemFirst Inc." for "Newco" as a party to this agreement and the dating of the agreement as of December 18, 1996.

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

  3(a) Amended and Restated Articles of Incorporation of the Company were filed as Exhibit 3.1 to Amendment No. 1 to the Company's Form S-1
            (Registration No. 333-15789) filed on November 18, 1996, and are incorporated herein by reference.

  3(b) Bylaws of the Company as amended were filed as Exhibit 4.3 to the Company's Form S-8 (Registration No. 333-69965) filed on December
            30, 1998, and are incorporated herein by reference.

  4(a)      Articles III, IV, V, VI, VII, VIII, IX and X of the Company's
            Amended and Restated Articles of Incorporation and the Statements of Resolution establishing the Company's


            1987-A, 1988-A, 1988-1, 1989-A, 1989-1, 1989-2, 1990-1, 1990-2,
            1991-1, 1991-2 and 1992-1 Series Convertible Preferred Stock and the
            Company's Series X Junior Participating Preferred Stock are included in Exhibit 3(a).

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

  4(f)      Third Amendment to ChemFirst Inc. 401(k) and Employee Stock
            Ownership Plan and Trust was filed as Exhibit 4.9 to the Company's
            Registration Statement on Form S-8 (Registration No. 333-51002) filed on November 30, 2000, and is incorporated herein by reference.

  4(g)      Fourth Amendment to ChemFirst Inc. 401(k) and Employee Stock
            Ownership Plan and Trust was filed as Exhibit 4.10 to the Company's
            Registration Statement on Form S-8 (Registration No. 333-51002) filed on November 30, 2000, and is incorporated herein by reference.

  4(h) Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to
            Amendment No. 1 to the Company's Form S-1 (Registration No. 333-
            15789) filed on November 18, 1996 and is incorporated herein by reference.

  4(i) First Amendment to Rights Agreement dated effective May 1, 1997, by and among the Company, KeyCorp Shareholder Services, Inc. and The
            Bank of New York, was filed as Exhibit 4.5 to the Company's Form S-8
            (File No. 333-69965) filed on December 30, 1998, and is incorporated herein by reference.

  4(j)      Post Spin-Off Agreement between First Mississippi and FirstMiss Gold
            Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit
            99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.


  4(k)      Note Purchase Agreement between ChemFirst Inc., State Farm Life
            Insurance Company and Nationwide Life Insurance Company dated
            October 15, 1998, was filed as Exhibit 4(j) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

  10(a)*    Termination Agreement, dated May 29, 1996 and effective June 1,
            1996, and amended March 15, 1999, between the Company and its Chief
            Executive Officer, was filed as Exhibit 10(a) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

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

  10(e)* ChemFirst Inc. 1998 Long-Term Incentive Plan, as amended, was included as Appendix A to the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 23, 2000, and is incorporated herein by reference.

  10(f)*    1991 Restatement of the First Mississippi Directors' Retirement
            Plan, as revised and restated on May 14, 1991, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(f) to First Mississippi's Annual Report on Form
            10-K for the fiscal year ended June 30, 1991, and is incorporated herein by reference.

  10(g)*    First Mississippi Corporation 1989 Deferred Compensation Plan for
            Outside Directors ("Plan B"), as amended on September 12, 1994, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(g) to First
            Mississippi's Annual Report on Form 10-K for the fiscal year ended
            June 30, 1995, and is incorporated herein by reference.


  10(h)*    A description of the Company's Deferred Income Plan for Directors,
            Officers and Key Employees ("Plan A") is included in the Company's
            Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held on May 22, 2001, and is incorporated herein by reference.

  10(i)* Form of Indemnification Agreement between the Company and the following former directors or executive officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Charles R. Gibson, Charles P. Moreton,
            Maurice T. Reed, Jr., Frank G. Smith, O. E. Wall, Charles M. McAuley and Thomas G. Tepas was filed as Exhibit 10(t) to First
            Mississippi's Annual Report on Form 10-K for the fiscal year ended
            June 30, 1988, and is incorporated herein by reference.

  10(j)* Form of Indemnification Agreement entered between the Company and the following current or former directors or executive officers of the Company on March 17, 1999 or subsequently thereto was filed as
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference. (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James
            W. Crook, Michael J. Ferris, James E. Fligg, Robert P. Guyton, Paul
            W. Murrill, John F. Osborne, William A. Percy, II, Dan F. Smith,
            Leland R. Speed, R. Gerald Turner, J. Kelley Williams, Daniel P.
            Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry
            Coder, William R. Jordan, William B. Kemp, Scott A. Martin, James L.
            McArthur, George M. Simmons, R. M. Summerford and Roger Van Duyne.

  10(k)     ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as
            Exhibit 4.3 to the Company's Registration Statement on Form S-8
            (Registration No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.

  10(l)*    ChemFirst Inc. Benefits Restoration Plan, dated effective January 1,
            1997.

  13        ChemFirst Inc. 2000 Annual Report to Stockholders (such Annual
            Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form 10-K).

  21        List of the subsidiaries of the Company.

  23 Consent regarding incorporation of auditor's report into Registration Statement Nos. 333-18691, 333-18693, 333-35221, 333-
            69965, 333-38556 and 333-51002.

_______________
*  Indicates management contract or compensatory plan or arrangement.

(Note: The exhibits filed with the Commission are not included in this copy of the Form 10-K. A copy of the exhibits will be provided upon payment of a reasonable fee, to be specified at the time a request is made.)