Form 10-Q
period 2001-03-31
CHEMFIRST INC
filed 2001-05-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarter Ended March 31, 2001
                      --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ________________ to ________________

Commission File Number:   333-15789
                        -----------


     ChemFirst Inc.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter.)


             Mississippi                                    64-0679456
----------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   700 North Street, Jackson, MS                            39202-3095
----------------------------------------------------------------------
      (Address of principal                                 (Zip Code)
       executive offices)

Registrant's Telephone Number, including Area Code:     601/948-7550
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X         No
            -----          -----


           Class                           Outstanding at April 30, 2001
----------------------------               -----------------------------
 Common Stock, $1 Par Value                          14,177,390

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                            March 31       December 31
                                                              2001            2000
                                                            --------       -----------
Assets:
Current assets
  Cash and cash equivalents                                 $  6,144           5,594
  Accounts receivable                                         52,136          53,420
  Inventories:
   Finished products                                          61,971          60,890
   Work in process                                             1,245           1,663
   Raw materials and supplies                                 24,712          16,624
                                                            --------        --------
      Total inventories                                       87,928          79,177
                                                            --------        --------
  Prepaid expenses and other current assets                   10,271          11,112
                                                            --------        --------
      Total current assets                                   156,479         149,303
                                                            --------        --------

Investments and other assets                                  17,811          18,146
Property, plant and equipment                                412,499         407,230
  Less: accumulated depreciation and amortization            197,962         190,936
                                                            --------        --------
Property, plant and equipment, net                           214,537         216,294
                                                            --------        --------
                                                            $388,827         383,743
                                                            ========        ========


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                             $  7,689           7,689
  Accounts payable                                            27,909          29,750
  Deferred revenue                                             1,396           1,396
  Accrued expenses and other current liabilities              14,452          15,515
  Net current liabilities of discontinued operations             150             170
                                                            --------        --------
    Total current liabilities                                 51,596          54,520
                                                            --------        --------
Long-term debt                                                45,556          41,640
Other long-term liabilities                                   27,567          27,201
Deferred income taxes                                         24,261          24,919
Minority interest                                                649             649
Stockholders' equity:
  Common stock                                                14,168          14,146
  Additional paid-in capital                                  28,053          27,672
  Accumulated other comprehensive income                         249             627
  Retained earnings                                          196,728         192,369
                                                            --------        --------
    Total stockholders' equity                               239,198         234,814
                                                            --------        --------
                                                            $388,827         383,743
                                                            ========        ========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                                            3 Months Ended
                                                                       --------         --------
                                                                         2001             2000
                                                                       --------         --------

  Sales                                                                $ 91,674           98,369
  Cost of sales                                                          69,564           73,493
                                                                       --------         --------
        Gross margin                                                     22,110           24,876

  General, selling and administrative expenses                           14,643           13,931
  Research and development expenses                                       2,337            1,926
  Other operating income, net                                             4,937              805
                                                                       --------         --------
        Operating earnings                                               10,067            9,824

  Interest income                                                            50              123
  Interest expense                                                          839              661
  Other income (expense), net                                               (39)              16
                                                                       --------         --------
        Earnings from continuing operations before income taxes           9,239            9,302
  Income tax expense                                                      3,464            3,489
                                                                       --------         --------
        Earnings from continuing operations                               5,775            5,813
        Gain on disposal of business, net of taxes                           --            9,656
                                                                       --------         --------
        Net earnings                                                   $  5,775           15,469
                                                                       ========         ========


Earnings per common share:
        Continuing operations                                          $   0.41             0.34
        Gain on disposal of business, net of taxes                         0.00             0.57
                                                                       --------         --------
        Net earnings                                                   $   0.41             0.91
                                                                       ========         ========


Average shares outstanding                                               14,156           16,977

Earnings per common share, assuming dilution:
        Continuing operations                                          $   0.40             0.34
        Gain on disposal of business, net of taxes                         0.00             0.56
                                                                       --------         --------
        Net earnings                                                   $   0.40             0.90
                                                                       ========         ========


Average shares outstanding, assuming dilution                            14,359           17,094

Cash dividend declared
  per share                                                            $   0.10             0.10


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                             3 Months Ended
                                                                                 March 31
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
Cash flows from operations:
  Net earnings                                                           $  5,775           15,469
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                           7,354            7,276
    Provision for losses on receivables                                        --               16
    Gain on disposal of business, net of taxes                                 --           (9,656)
    Deferred taxes and other items                                             62            2,198
    Change in current assets and liabilities, net
     of effects of dispositions                                           (11,315)           1,237
                                                                         --------         --------
              Net cash provided by operating activities                     1,876           16,540
                                                                         --------         --------
Cash flows from investing activities:
  Capital expenditures                                                     (5,269)          (3,575)
  Proceeds from disposal of business                                           --           12,002
  Other investing activities                                                    7            1,293
                                                                         --------         --------
              Net cash provided by (used in) investing activities          (5,262)           9,720
                                                                         --------         --------
Cash flows from financing activities:
  Net borrowings on notes payable                                           3,916           15,451
  Dividends                                                                    --           (1,640)
  Purchase of common stock                                                     --          (40,740)
  Proceeds from issuance of common stock                                      398               91
                                                                         --------         --------
              Net cash provided by (used in) financing activities           4,314          (26,838)
                                                                         --------         --------
Effect of exchange rate changes on cash                                      (378)            (125)
                                                                         --------         --------
Net increase (decrease) in cash and cash equivalents                          550             (703)
Cash and cash equivalents at beginning of period                            5,594           14,551
                                                                         --------         --------
Cash and cash equivalents at end of period                               $  6,144           13,848
                                                                         ========         ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
    Interest, net of amounts capitalized                                 $    487               14
                                                                         ========         ========
    Income tax payments (refunds), net                                   $    240           (1,549)
                                                                         ========         ========

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited. In Thousands of Dollars)

Note 1 - General

        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 presentation. In the opinion of management, the financial statements reflect all adjustments (all are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 2000.

Note 2 - Discontinued Operations

The gain on disposal of business in the first quarter of the prior year, net, in the amount of $9.7 million, was primarily due to an adjustment in the provision for income taxes related to the discontinued operations of Getchell Gold Corporation. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired.

Note 3 - Effect Of Adopting Accounting Changes

        Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value are reported either in earnings or other comprehensive income depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining any ineffective aspect of the hedge.

        The Company has three forward exchange contracts to sell Japanese yen at future dates open at March 31, 2001 and elected not to designate these instruments as hedges at their inception. Accordingly, changes in the fair value of these contracts are reflected in the income statement. These contracts and their impact are immaterial and, based on our limited current and historical activity in derivative transactions, the Company does not believe the effects of SFAS No. 133 will be material to its future financial position or results of operation.

Note 4 - Earnings Per Share

        Basic EPS is based on the average number of common shares outstanding during each period. Diluted EPS includes the effect of outstanding common stock equivalents ("CSEs"). The following is a reconciliation of the numerators (income) and denominators (weighted-average shares) of the basic and diluted per share computations for net earnings:

                                                             Three Months Ended March 31
                                                       2001                               2000
                                          -----------------------------      -----------------------------
                                          Income      Shares       EPS       Income      Shares       EPS
                                          -------     -------     -----      -------     -------     -----
                                                         (Thousands, except per share amounts)
Earnings per Common Share:
    Basic                                 $ 5,775      14,156     $0.41      $15,469      16,977     $0.91
    Dilutive effect of CSEs                    --         203      (.01)          --         117      (.01)
                                          -------     -------     -----      -------     -------     -----
    Diluted                               $ 5,775      14,359     $0.40      $15,469      17,094     $0.90
                                          =======     =======     =====      =======     =======     =====

Note 5 - Comprehensive Income

        Total comprehensive income for the three months ended March 31, 2001 and 2000, was $5.4 million and $15.3 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Note 6 - Commitments and Contingencies

        In June 2000 an explosion disrupted the supply of hydroxylamine from the Nissin Chemical plant in Japan. This is a key ingredient in the Company's patented HDA(R) remover products for the semiconductor industry. The Nissin plant was the Company's sole supplier and until last year the only producer of hydroxylamine. However, the Company has qualified hydroxylamine from a new BASF plant that started up in late 1999. BASF's current supply capabilities are less than the worldwide demand for hydroxylamine. As a result, BASF is allocating hydroxylamine to its customers, including the Company, which in turn has put its customers on allocation regarding hydroxylamine-containing products. Recent capacity expansions by BASF have eased the shortage somewhat, although the hydroxylamine shortage is expected to continue until new capacity becomes available. Both Nissin and Honeywell International, Inc. have announced plans to construct new hydroxylamine plants, with Honeywell estimating that its plant will begin commercial production in early 2002. Sales growth of the Company's electronic chemicals has been hurt by the shortage of hydroxylamine, although business interruption insurance, subject to a $1.0 million deductible, has helped to reduce the impact of these lost profits to date. While the Company currently anticipates that such insurance coverage will be available during the shortage, the claims process can be lengthy and uncertain and successful recoveries cannot be predicted with certainty. Furthermore, additional sources of hydroxylamine may not be available when expected, which could affect the availability and adequacy of insurance coverage.

        For the quarter ended March 31, 2001, an installment of $3.6 million was recorded as part of the ongoing total insurance claim and is reflected in the accompanying consolidated statement of operations as Other Operating Income. Since the third quarter last year when the first installment was reflected, a cumulative total of $9.0 million, after meeting the deductible, has been recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations - Three months ended March 31, 2001
Compared to the three months ended March 31, 2000


Consolidated Results

        Earnings from continuing operations for the three months ended March 31, 2001, were $5.8 million, essentially unchanged from the same period of the prior year as better results from electronic and other specialty chemicals were offset by a decline in polyurethane chemicals. Earnings per share were up 18% to $0.40, however, due to fewer shares outstanding as the result of share repurchases. Sales for the quarter were off 7% from the prior year to $91.7 million, primarily on lower aniline volumes.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                        3 Months Ended
                                                           March 31
                                                    ----------------------
                                                      2001          2000
                                                    ----------------------
Sales:
       Electronic and Other Specialty Chemicals     $ 52,200        52,178
       Polyurethane Chemicals                         39,474        46,191
                                                    --------      --------
             Total                                  $ 91,674        98,369
                                                    ========      ========

Operating profit before income taxes:
       Electronic and Other Specialty Chemicals     $  8,332         2,947
       Polyurethane Chemicals                          5,114         9,465
                                                    --------      --------
                                                      13,446        12,412

       Unallocated corporate expenses                 (3,379)       (2,588)
       Interest expense, net                            (789)         (538)
       Other income (expense), net                       (39)           16
                                                    --------      --------

             Total                                  $  9,239         9,302
                                                    ========      ========

        Electronic and Other Specialty Chemicals pretax operating profits for the current quarter were $8.3 million, up from $2.9 million for the prior year. Sales were $52.2 million, essentially unchanged from the same quarter of the prior year. Electronic chemical remover volumes were limited by a shortage of hydroxylamine raw material, but operating profits were sustained by business interruption insurance of $3.6 million. Volumes of resins for deep ultra violet
(DUV) photoresists increased on improved productivity as manufacturing problems in the first quarter of last year were corrected. Other specialties improved on better plant utilization.

        Polyurethane Chemicals pretax operating profits for the quarter were $5.1 million, down from $9.5 million for the same quarter last year. Sales were $39.5 million, down from $46.2 million. Aniline volume was down 22% due to a slowdown in MDI demand and plant maintenance at our major customer. Volatile energy and raw material costs limited contract pass-throughs and also hurt earnings.

        Unallocated corporate expenses for the current year were $3.4 million, up from $2.6 million in the prior year on higher compensation expense tied to the Company's stock price and incentives. Net interest expense for the current year was up $0.3 million from the prior year to $0.8 million, primarily due to higher average debt.

Discontinued Operations

        A gain of $9.7 million on disposal of discontinued operations was recorded during the quarter ended March 31, 2000. The gain included $10.1 million from a reduction in estimated tax liabilities related to the distribution of Getchell Gold Corporation in 1995. The reduction in estimated tax liabilities resulted from the Company's reevaluation of tax exposure items associated with the Getchell Gold Corporation distribution. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired. Also, during the first quarter of last year, the Company recorded an additional $0.4 million loss on disposal of discontinued operations related to final settlement of post-closure issues associated with the dispositions of Callidus Technology, Inc. and FirstMiss Steel, Inc.

Capital Resources and Liquidity

        Cash flow from continuing operations for the current quarter was $1.9 million, down from $16.5 million in the prior year. This change is primarily reflective of increased agricultural intermediate inventories to meet current year sales orders and decreased accrued expenses and accounts payable. Net cash provided by investing activities in the prior year included $12.0 million in proceeds from the sale of the Company's steel business and $1.5 million collected on a note related to a previous property sale. There were no share repurchases for the current quarter, compared to $40.7 million expended during the same period last year to reacquire approximately 2.0 million shares of stock.

        In March 2001, the board of directors authorized an additional $60.0 million for stock repurchases. The Company has approximately $9.0 million remaining from the prior authorization.


Forward-Looking Statements

        Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of raw materials, including hydroxylamine, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of domestic and international market forces and insurance coverage and timing of any claim payments related to the disruption in supply of hydroxylamine, and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At March 31, 2001, the Company's derivative and other financial instruments related to foreign operations included three forward exchange contracts with expiration dates ranging from April 2001 to June 2001 and short-term debt denominated in Japanese yen. Due to the short-term nature and amount of these yen obligations, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.


        The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At March 31, 2001, this included long-term debt denominated in U.S. dollars and long-term revolving credit facility borrowings. The fair value of the Company's fixed rate borrowings was approximately $24.6 million. A 100 basis point change in interest rates (all other variables held constant) as of March 31, 2001, would result in an approximate $0.6 million annualized change in fair value but would not affect interest expense or cash flow. At March 31, 2001, the Company had $21.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in an annualized change in interest expense and cash flow of approximately $0.21 million.

                            Part II.Other Information



Item 6. Exhibits and Reports on Form 8-K


        (b) Reports on Form 8-K

            No report on Form 8-K was filed by the Registrant during the three months ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CHEMFIRST INC.



May 10, 2001                       /s/ J. Kelley Williams
-------------                      ----------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer



May 10, 2001                       /s/ Troy B. Browning
--------------                     --------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)