Form 10-Q
period 2001-06-30
CHEMFIRST INC
filed 2001-08-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission File Number:      333-15789
                        ---------------------


                                 ChemFirst Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


            Mississippi                                     64-0679456
----------------------------------                    --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  700 North Street, Jackson, MS                               39202-3095
----------------------------------                    --------------------------
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

         Yes   X          No
             -----           -----


             Class                                 Outstanding at July 31, 2001
----------------------------------                 -----------------------------
   Common Stock, $1 Par Value                                14,192,036

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                            June 30          December 31
                                                              2001              2000
                                                          ------------      ------------
Assets:
Current assets
  Cash and cash equivalents                               $     10,084             5,594
  Accounts receivable                                           42,161            53,420
  Net assets held for sale                                      78,597                --
  Inventories:
   Finished products                                            38,564            60,890
   Work in process                                                 767             1,663
   Raw materials and supplies                                   15,242            16,624
                                                          ------------      ------------
      Total inventories                                         54,573            79,177
                                                          ------------      ------------
  Prepaid expenses and other current assets                      7,236            11,112
                                                          ------------      ------------
      Total current assets                                     192,651           149,303
                                                          ------------      ------------

Investments and other assets                                    14,682            18,146
Property, plant and equipment                                  296,737           407,230
  Less: accumulated depreciation and amortization              145,197           190,936
                                                          ------------      ------------
Property, plant and equipment, net                             151,540           216,294
                                                          ------------      ------------
                                                          $    358,873           383,743
                                                          ============      ============


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                           $      8,295             7,689
  Accounts payable                                              16,685            29,750
  Deferred revenue                                                 125             1,396
  Accrued expenses and other current liabilities                18,523            15,515
  Net current liabilities of discontinued operations               150               170
                                                          ------------      ------------
    Total current liabilities                                   43,778            54,520
                                                          ------------      ------------
Long-term debt                                                  50,622            41,640
Other long-term liabilities                                     28,507            27,201
Deferred income taxes                                           13,432            24,919
Minority interest                                                  649               649
Stockholders' equity:
  Common stock                                                  14,184            14,146
  Additional paid-in capital                                    28,352            27,672
  Accumulated other comprehensive income                           965               627
  Retained earnings                                            178,384           192,369
                                                          ------------      ------------
    Total stockholders' equity                                 221,885           234,814
                                                          ------------      ------------
                                                          $    358,873           383,743
                                                          ============      ============

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                                              3 Months Ended             6 Months Ended
                                                                                  June 30                   June 30
                                                                         ------------------------    ------------------------
                                                                            2001          2000          2001          2000
                                                                         ----------    ----------    ----------    ----------

  Sales                                                                  $   89,009       101,356       180,683       199,725
  Cost of sales                                                              72,215        74,894       141,779       148,387
                                                                         ----------    ----------    ----------    ----------
         Gross margin                                                        16,794        26,462        38,904        51,338

  General, selling and administrative expenses                               15,366        14,764        30,262        28,695
  Research and development expenses                                           1,969         1,984         4,053         3,910
  Loss on disposal and costs to exit fine chemicals business                 27,502                     -27,502            --
  Other operating income, net                                                   591           729         5,528         1,534
                                                                         ----------    ----------    ----------    ----------
         Operating earnings (loss)                                          (27,452)       10,443       (17,385)       20,267

  Interest income                                                                77            65           127           188
  Interest expense                                                              802           740         1,641         1,401
  Other income (expense),  net                                                1,106           (75)        1,067           (59)
                                                                         ----------    ----------    ----------    ----------
        Earnings (loss) from continuing operations before income taxes      (27,071)        9,693       (17,832)       18,995
  Income tax expense (benefit)                                              (10,151)        3,634        (6,687)        7,123
                                                                         ----------    ----------    ----------    ----------
        Earnings (loss) from continuing operations                          (16,920)        6,059       (11,145)       11,872
        Gain on disposal of business, net of taxes                               --            --            --         9,656
                                                                         ----------    ----------    ----------    ----------
        Net earnings (loss)                                              $  (16,920)        6,059       (11,145)       21,528
                                                                         ==========    ==========    ==========    ==========



Earnings (loss) per common share:
       Continuing operations                                             $    (1.19)         0.38         (0.79)         0.73
       Gain on disposal of business, net of taxes                                --            --            --          0.59
                                                                         ----------    ----------    ----------    ----------
       Net earnings (loss)                                               $    (1.19)         0.38         (0.79)         1.32
                                                                         ==========    ==========    ==========    ==========


Average shares outstanding                                                   14,172        15,738        14,164        16,358

Earnings (loss) per common share, assuming dilution:
       Continuing operations                                             $    (1.19)         0.38         (0.79)         0.72
       Gain on disposal of business, net of taxes                                --            --            --          0.59
                                                                         ----------    ----------    ----------    ----------
       Net earnings (loss)                                               $    (1.19)         0.38         (0.79)         1.31
                                                                         ==========    ==========    ==========    ==========


Average shares outstanding, assuming dilution                                14,172        15,839        14,164        16,467

Cash dividend declared
  per share                                                              $     0.10          0.10          0.20          0.20



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                                          6 Months Ended
                                                                                             June 30
                                                                                  ------------------------------
                                                                                      2001               2000
                                                                                  ------------      ------------
Cash flows from operations:
  Net earnings (loss)                                                             $    (11,145)           21,528
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                                                       14,537            14,455
    Provision for losses on receivables                                                     --                31
    Gain on disposal of business, net of taxes                                              --            (9,656)
    Loss on disposal and costs to exit fine chemicals business                          27,502                --
    Deferred taxes and other items                                                     (11,068)            3,218
    Change in current assets and liabilities, net
     of effects of dispositions                                                        (13,825)           (1,447)
                                                                                  ------------      ------------
              Net cash provided by operating activities                                  6,001            28,129
                                                                                  ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                                  (9,807)           (7,575)
  Proceeds from disposal of business                                                        --            12,582
  Other investing activities                                                             1,638               373
                                                                                  ------------      ------------
              Net cash provided by (used in) investing activities                       (8,169)            5,380
                                                                                  ------------      ------------
Cash flows from financing activities:
  Net borrowings on notes payable                                                        9,589            17,900
  Dividends                                                                             (2,825)           (3,152)
  Purchase of common stock                                                                  --           (54,623)
  Proceeds from issuance of common stock                                                   381               102
                                                                                  ------------      ------------
             Net cash provided by (used in) financing activities                         7,145           (39,773)
                                                                                  ------------      ------------
Effect of exchange rate changes on cash                                                   (487)             (125)
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                     4,490            (6,389)
Cash and cash equivalents at beginning of period                                         5,594            14,551
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $     10,084             8,162
                                                                                  ============      ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest, net of amounts capitalized                                          $      1,441             1,369
                                                                                  ============      ============
    Income tax payments, net                                                      $      1,551             3,593
                                                                                  ============      ============

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)


Note 1 - General

         The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 presentation. In the opinion of management, the financial statements reflect all adjustments (all are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 2000.

Note 2 - Loss on Disposal and Costs to Exit Custom and Fine Chemicals Business

         In May 2001, the Board of Directors approved a plan to exit the custom and fine chemicals business and on June 13, 2001, the Company executed an agreement to sell the business to Albemarle Corporation in an all cash transaction. The transaction was completed on July 6, 2001, with an effective date of June 30, 2001, with proceeds received of $78.6 million. The agreement also provides for potential additional payments, not expected to exceed $10.0 million, contingent upon the profit contribution from a specific toll-manufactured product from 2002 through 2004. Assets sold in the transaction included the Company's cGMP pilot plant at Dayton, OH and its plant site at Tyrone, PA. The Company's pharmaceutical contract research and development business and fine chemicals product lines, including FirstCure(R) performance polymer products were also included in the sale. Contract research and development business and fine chemicals manufacturing at Pascagoula, MS were discontinued and these assets were written-off. As a result of these actions, the Company recorded a pretax loss of $27.5 million in the second quarter of 2001 in its Electronic and Other Specialty Chemicals segment. The components of the loss associated with exiting the custom and fine chemicals business include a $19.9 million net asset impairment loss, $5.2 million for severance and other accrued exit costs and a $2.4 million write-off of inventory and other assets.

         The asset impairment loss of $19.9 million was due to the decision to exit the custom and fine chemicals business. The fair value of the assets sold was based on the agreement with Albemarle. Other manufacturing assets associated with the custom and fine chemicals business were written down to zero because the Company is prohibited for a period of ten years from manufacturing the product lines sold to Albemarle and has no current use or plans for future use for these assets. Also included in the impairment loss was the write-off of $3.5 million of capitalized software costs directly associated with fine chemical operations. Accrued exit costs included $3.2 million in severance, $1.1 million for site clean up, $0.8 million in required payments to lenders stemming from the sale and $0.1 million in other costs. Severance costs covered 71 employees, most of whom were at the Pascagoula site. Inventory and other assets written-off included $1.9 million of inventory of product lines not purchased by Albemarle, the value of which was adversely affected by the decision to exit the fine chemical business.

         Revenues and operating losses of custom and fine chemicals operations, excluding the $27.5 million loss on disposal and exit costs, for the six months of the current year were $31.3 million and

$2.0 million, respectively, versus $40.5 million and $1.0 million, respectively, for the prior year. Revenues and operating losses for the second quarter of the current year were $14.3 million and $3.5 million, respectively, versus $20.8 million and $0.9 million, respectively, for the prior year.

Note 3 - Discontinued Operations

            A gain of $9.7 million on disposal of discontinued operations was recorded during the quarter ending March 31, 2000. The gain included $10.1 million from a reduction in estimated tax liabilities related to the distribution of Getchell Gold Corporation in 1995. The reduction in estimated tax liabilities resulted from the Company's reevaluation of tax exposure items associated with the Getchell Gold Corporation distribution. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired. Also during the first quarter of 2000, the Company recorded an additional $0.4 million (net of $0.3 million in tax benefit) after tax loss on disposal of discontinued operations related to final settlement of postclosure issues associated with the dispositions of Callidus Technology, Inc. and FirstMiss Steel, Inc.

Note 4 - Effect Of Adopting Accounting Changes

            At the end of June 2001, the Financial Accounting Standards Board ("FASB") unanimously voted to issue Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the Board expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset.

           That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

         The statement is expected to be issued shortly and will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that SFAS No.143 will have on its consolidated financial statements.

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS No. 141 will require, upon adoption of SFAS No.142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $12.7 million and unamortized identifiable intangible assets in the amount of $0.2 million, which will both be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.9 million and $0.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         The Company previously had three open forward exchange contracts to sell Japanese yen at March 31, 2001 and had elected not to designate those instruments as hedges at their inception. Accordingly, changes in the fair value of the contracts during interim periods and at their close were reflected in the income statement. These contracts all matured during the second quarter of 2001 and their impact was immaterial.

Note 5 - Comprehensive Income (Loss)

         Total comprehensive income (loss) for the three months ended June 30, 2001 and 2000, was ($16.2) million and $6.2 million, respectively. Cumulative comprehensive income (loss) for the six months ended June 30, 2001 and June 30, 2000, was ($10.8) million and $21.5 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Note 6 - Commitments and Contingencies

         In June 2000, an explosion at the Nissin Chemical plant in Japan disrupted the Company's supply of hydroxylamine. This is a key ingredient in the Company's patented HDA(R) remover products for the semiconductor industry. The Nissin plant was the world's sole supplier of hydroxylamine until late 1999 when BASF established production in Germany. Initially, BASF's supply capabilities were less than the worldwide demand for hydroxylamine. As a result, BASF allocated hydroxylamine to its customers, including the Company, which in turn put its customers on allocation for its hydroxylamine-containing products. Recent capacity expansions by BASF, coupled with the semiconductor downturn, allowed the Company to suspend allocations of HDA(R) remover products during the quarter. However, allocations may become necessary again if demand picks up before additional supplies of hydroxylamine become available next year. Both Nissin and Honeywell International, Inc. have announced plans to construct new hydroxylamine plants, with Honeywell estimating that its plant will begin commercial production in early 2002.

         While electronic chemical sales have been hurt by the disruption in hydroxylamine supply, the Company's business interruption insurance has helped to reduce the impact of the associated lost profits. The primary policy has a coverage limit of $25.0 million, less a one-time insurance deductible of $1.0 million, with an indemnity period for this claim of up to 30 months from June 21, 2000. Operations in Scotland are covered by a separate policy that provides a limit of liability of 6.0 million British Pounds (approximately 8.5 million in current U.S. dollars) with no deductible and an 18-month indemnity period from the date of loss. While the Company intends to vigorously pursue its claims with the insurance companies for its lost profits, the claims process can be lengthy and uncertain and successful recoveries cannot be predicted with certainty. Furthermore, additional sources of hydroxylamine may not be available when expected, which could affect the availability and adequacy of insurance coverage. For the quarter ended June 30, 2001, the Company did not record an insurance recovery as it has been unable to reach an agreement with its carrier as to the amount of additional loss. Since June 2000, $9.0 million has been recorded after meeting the one-time $1.0 million deductible ($3.6 million in the current year) and reflected in the consolidated statement of operations as Other Operating Income. As of June 30, 2001, cash of $8.8 million has been received.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2001
Compared to the six months ended June 30, 2000

Consolidated Results

         Results of continuing operations for the six months ended June 30, 2001, were a loss of $11.1 million or $0.79 cents per share. Included in the results was an after tax loss of $17.2 million or $1.21 per share resulting from the Company's decision to exit and discontinue its fine chemical operations, and an after tax gain of $0.7 million or $0.05 cents per share from the sale of the Company's interest in a captive insurance company. Excluding these items, earnings from continuing operations were $5.4 million or $0.37 per share, down from $11.9 million and $0.72 per share respectively prior year, primarily due to lower polyurethane chemical margins and lower sales volume. The decline in earnings per share was lessened by the 14% decrease in average shares outstanding resulting from prior year share repurchases by the Company.


Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                               6 Months Ended
                                                                   June 30
                                                           ------------------------
                                                             2001            2000
                                                           ---------      ---------
Sales:
        Electronic and Other Specialty Chemicals           $  94,362        108,859
        Polyurethane Chemicals                                86,321         90,866
                                                           ---------      ---------
               Total                                       $ 180,683        199,725
                                                           =========      =========

Operating profit (loss) before income taxes (benefit):
        Electronic and Other Specialty Chemicals           $ (22,735)         7,728
        Polyurethane Chemicals                                12,023         17,898
                                                           ---------      ---------
                                                             (10,712)        25,626
        Unallocated corporate expenses                        (6,673)        (5,359)
        Interest expense, net                                 (1,514)        (1,213)
        Other income (expense), net                            1,067            (59)
                                                           ---------      ---------
               Total                                       $ (17,832)        18,995
                                                           =========      =========


         Electronic and Other Specialty Chemicals results for the current year were an operating loss before taxes of $22.7 million, including a $27.5 million loss resulting from the Company's decision to exit and discontinue its custom and fine chemical operations (See note 2 to the financial statements). The custom and fine chemical business suffered over the last several years from declining sales of agricultural intermediates, industry over capacity and competition from the Far

East. These declines were partially offset with growth in electronic chemical products and pharmaceuticals, however, capacity utilization and investment returns continued to be low. Excluding this loss, current year results were a profit of $4.8 million, down from $7.7 million for the prior year as sales decreased 13%, and gross margin declined from 28% to 26%. The decline in sales and gross margin was primarily felt in custom and fine chemicals, where sales declined $9.2 million and operating losses increased $1.0 million due to product mix and lower plant utilization. In addition, other operating expenses in electronic chemicals were up over the prior year due to increases in staffing and facilities. Sales and margins for electronic chemicals were down, but the impact was offset by business interruption insurance related to the June 2000 explosion at Nissin Chemical, which disrupted supply of hydroxylamine raw material for HDA (R) electronic chemicals. Results for the current year include $3.6 million in business interruption insurance recorded in the first quarter. In the second quarter of the current year, the Company presented claims to its insurance carriers in line with previous quarters, but at quarter end it has been unable to reach an agreement with the insurance carriers as to the amount of the loss. Therefore, no additional insurance recovery was recorded during the second quarter (See note 6 to the financial statements).

         Polyurethane Chemicals pretax operating profits for the six months were $12.0 million, down from $17.9 million for the same period prior year on lower sales and margins. Sales were $86.3 million, down from $90.9 million as volume decreased 8% on lower demand. Gross margin declined from 23% last year to 17% this year due to higher energy and raw material costs, reduced production rates and lower prices under spot sales and short-term contracts. While most of the Company's polyurethane products are sold under long-term contracts that provide for price adjustments based on the cost of raw materials, abrupt changes may not be passed through on a timely basis during periods of extreme volatility such as we have experienced from time to time (during the periods being compared) in the last two years. The Company believes the net effect of such timing will be immaterial over the term of these contracts. Production was decreased in the first and second quarters of the current year due to lower aniline demand, plant maintenance by our largest customer and in anticipation of lower natural gas prices in the third quarter.

         Unallocated corporate expense for the current year was $6.7 million, up from $5.4 million in the prior year due to higher personnel cost. Net interest expense for the current year was up $0.3 million from the prior year to $1.5 million, primarily due to higher average debt. Other income for the current year included a $1.1 million gain from the sale of the Company's interest in an offshore captive insurance company.


Results of Operations - Three months ended June 30, 2001
Compared to the three months ended June 30, 2000

Consolidated Results

         Results of continuing operations for the quarter ended June 30, 2001, were a loss of $16.9 million or $1.19 cents per share. Included in the results was an after tax loss of $17.2 million or $1.21 per share resulting from the Company's decision to exit and discontinue its fine chemical operations, and an after tax gain of $0.7 million or $0.05 cents per share from the sale of the Company's interest in a captive insurance company. Excluding these items, results from continuing operations were a loss of $0.4 million or $0.03 per share, down from $6.1 million and $0.38 cents per share, respectively, for the same period of the prior year. The decline was primarily due to lower electronic chemical sales and margins and increased losses in custom and fine chemical operations. Average shares outstanding for the current quarter declined 11% from the prior year due to share repurchases in the prior year and increased the loss per share results.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                                   3 Months Ended
                                                                      June 30
                                                           ------------------------------
                                                               2001               2000
                                                           ------------      ------------
Sales:
        Electronic and Other Specialty Chemicals           $     42,162            56,681
        Polyurethane Chemicals                                   46,847            44,675
                                                           ------------      ------------
               Total                                       $     89,009           101,356
                                                           ============      ============

Operating profit (loss) before income taxes (benefit):
        Electronic and Other Specialty Chemicals           $    (31,067)            4,783
        Polyurethane Chemicals                                    6,909             8,434
                                                           ------------      ------------
                                                                (24,158)           13,217
        Unallocated corporate expenses                           (3,294)           (2,774)
        Interest expense, net                                      (725)             (675)
        Other income (expense), net                               1,106               (75)
                                                           ------------      ------------
               Total                                       $    (27,071)            9,693
                                                           ============      ============




         Electronic and Other Specialty Chemicals results for the current year were an operating loss before income taxes of $31.1 million, including a $27.5 million loss resulting from the Company's decision to exit and discontinue its fine chemical operations (See note 2 to the financial statements). Excluding this loss, current quarter results were a loss of $3.6 million versus a profit of $4.8 million, as sales decreased 26%, and gross margin declined from 29% to 20%. Electronic chemical sales were down due to the disruption in hydroxylamine supply and weak market conditions. In the second quarter of the current year, the Company presented claims to its insurance carriers in line with previous quarters, but at quarter end it has been unable to reach an agreement with the insurance carriers as to the amount of loss. Therefore, no additional insurance recovery was recorded during the second quarter (See note 6 to the financial statements). Additionally, sales declined $6.5 million and operating losses increased $2.6 million in custom and fine chemical operations due to product mix and lower plant utilization, with higher utility cost also impacting results. Also, other operating expenses in electronic chemicals were up over the prior year due to increases in staffing and facilities.

         Polyurethane Chemicals pretax operating profits for the quarter were $6.9 million, down from $8.4 million for the same quarter of last year Sales were $46.8 million, up from $44.7 for the prior year as volume increased 4%. Gross margin declined from 23% to 18%, primarily due to higher energy and raw material prices and reduced production rates.

          Unallocated corporate expenses for the current quarter were $1.5 million, up from $1.2 million in the prior year, while net interest expense was essentially unchanged. Other income for the current year included a $1.1 million gain from the sale of the Company's interest in an offshore captive insurance company.

Discontinued Operations

         A gain of $9.7 million on disposal of discontinued operations was recorded during the quarter ended March 31, 2000. The gain included $10.1 million from a reduction in estimated tax liabilities related to the distribution of Getchell Gold Corporation in 1995. The reduction in estimated tax liabilities resulted from the Company's reevaluation of tax exposure items associated with the Getchell Gold Corporation distribution. The Company reevaluated its tax exposure during the quarter ended March 31, 2000, when various statutes governing the handling of the disposition for tax purposes expired. Also, during the first quarter of last year, the Company recorded an additional $0.4 million (net of $0.3 million in tax benefit) after tax loss on disposal of discontinued operations related to final settlement of post-closure issues associated with the dispositions of Callidus Technology, Inc. and FirstMiss Steel, Inc.

Capital Resources and Liquidity

         Cash flow from continuing operations for the current year was $6.0 million, down from $28.1 million in the prior year, primarily due to lower earnings and reduced accounts payable. Net cash provided by investing activities for the current year includes $1.6 million from the sale of the Company's interest in an offshore captive insurance company. Prior year investing activities included $12.6 million in proceeds from the sale of the Company's steel business.

         Note 2 to the financial statements describes the Company's disposal and exiting of custom and fine chemical operations effective June 30, 2001. Proceeds of the transaction in the amount of $78.6 million were received on July 6, 2001 and will be used to retire approximately $46.0 million in debt, repurchase stock and for general corporate purposes.

         There have been no share repurchases in the current year, compared to $54.6 million expended during the same period last year. In March 2001, the board of directors authorized an additional $60.0 million for stock repurchases, bringing the total available for share repurchases to $69.0 million. The Company believes that its cash flow from operations, access to existing or additional bank credit facilities and the balance of proceeds from the above disposal, adequately provide for its cash requirements, including share repurchases as authorized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At June 30, 2001, the Company had no open derivative instrument contracts. Financial instruments related to foreign operations were limited to short-term debt denominated in Japanese yen with a U.S. dollar equivalent of $8.3 million. Due to the short-term nature and amount of this yen obligation, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.

        The Company utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At June 30, 2001, this included long-term debt denominated in U.S. dollars and long-term revolving credit facility borrowings. The fair value of the Company's fixed rate borrowings was approximately $24.6 million. A 100 basis point change in interest rates (all other variables held constant) as of June 30, 2001, would result in an approximate $0.6 million annualized change in fair value but would not affect interest expense or cash flow. At June 30, 2001, the Company had $26.0 million in variable-rate debt. A 100 basis point change in interest rates (all other variables held constant) on this portion of the Company's debt would result in an annualized change in interest expense and cash flow of approximately $0.26 million.


                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Stockholders on May 22, 2001, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected three directors for terms to expire in 2004, and one director for a term to expire in 2002, or until their successors are elected and qualify. The following votes were cast:

Term expiration 2004
Paul A. Becker                                                         12,014,416           shares voted for
                                                                     ------------
                                                                           44,472            shares withheld
                                                                     ------------

Dan F. Smith                                                           11,688,662           shares voted for
                                                                     ------------
                                                                          370,226            shares withheld
                                                                     ------------

Leland R. Speed                                                        12,011,561           shares voted for
                                                                     ------------
                                                                           47,327            shares withheld
                                                                     ------------


Term expiration 2002
Richard P. Anderson                                                    12,012,874           shares voted for
                                                                     ------------
                                                                           46,014            shares withheld
                                                                     ------------

Item 6. Exhibits and Reports on Form 8-K


            (b) Reports on Form 8-K

                No report on Form 8-K was filed by the Registrant during the three months ended June 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   CHEMFIRST INC.



August 13, 2001                                 /s/ J. Kelley Williams
----------------                                --------------------------------
Date                                            J. Kelley Williams
                                                Chairman and Chief Executive
                                                  Officer



August 13, 2001                                 /s/ Troy B. Browning
----------------                                --------------------------------
Date                                            Troy B. Browning
                                                Controller (Principal Accounting
                                                  Officer)