Form 10-Q
period 2001-09-30
CHEMFIRST INC
filed 2001-11-14
CIK 1026601

                                     FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               ----------------------
Commission File Number: 333-15789
                        ---------

ChemFirst Inc.
--------------
(Exact name of registrant as specified in its charter.)


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

Registrant's Telephone Number, including Area Code:  601/948-7550
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X          No
             ---            ---

              Class                             Outstanding at October 31, 2001
   --------------------------                   -------------------------------
   Common Stock, $1 Par Value                             14,020,269

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                            September 30       December 31
                                                               2001               2000
                                                           -------------     -------------
Assets:
Current assets
  Cash and cash equivalents                                $      37,111             5,594
  Accounts receivable                                             36,966            53,420
  Inventories:
   Finished products                                              41,836            60,890
   Work in process                                                   467             1,663
   Raw materials and supplies                                     13,093            16,624
                                                           -------------     -------------
      Total inventories                                           55,396            79,177
                                                           -------------     -------------
  Prepaid expenses and other current assets                        9,817            11,112
                                                           -------------     -------------
      Total current assets                                       139,290           149,303
                                                           -------------     -------------

Investments and other assets                                      14,132            18,146
Property, plant and equipment                                    300,399           407,230
  Less: accumulated depreciation and amortization                149,797           190,936
                                                           -------------     -------------
Property, plant and equipment, net                               150,602           216,294
                                                           -------------     -------------
                                                           $     304,024           383,743
                                                           =============     =============

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                            $       8,689             7,689
  Accounts payable                                                15,647            29,750
  Deferred revenue                                                   125             1,396
  Accrued expenses and other current liabilities                  17,013            15,515
  Net current liabilities of discontinued operations                 763               170
                                                           -------------     -------------
    Total current liabilities                                     42,237            54,520
                                                           -------------     -------------
Long-term debt                                                     4,689            41,640
Other long-term liabilities                                       27,054            27,201
Deferred income taxes                                             13,791            24,919
Minority interest                                                    649               649
Stockholders' equity:
  Common stock                                                    14,007            14,146
  Additional paid-in capital                                      28,561            27,672
  Accumulated other comprehensive income                             707               627
  Retained earnings                                              172,329           192,369
                                                           -------------     -------------
    Total stockholders' equity                                   215,604           234,814
                                                           -------------     -------------
                                                           $     304,024           383,743
                                                           =============     =============

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                                                  3 Months Ended                9 Months Ended
                                                                                   September 30                  September 30
                                                                             ------------------------      ------------------------
                                                                               2001            2000          2001           2000
                                                                             ---------      ---------      ---------      ---------
  Sales                                                                      $  61,529         92,951        242,211        292,676
  Cost of sales                                                                 48,150         71,752        189,928        220,139
                                                                             ---------      ---------      ---------      ---------
         Gross margin                                                           13,379         21,199         52,283         72,537

  General, selling and administrative expenses                                  13,560         13,908         43,822         42,601
  Research and development expenses                                              2,133          1,891          6,185          5,801
  Loss on disposal and costs to exit fine chemicals business                        --             --         27,502             --
  Other operating income, net                                                      626          3,559          6,155          5,092
                                                                             ---------      ---------      ---------      ---------
         Operating earnings (loss)                                              (1,688)         8,959        (19,071)        29,227

  Interest income                                                                  499             91            625            279
  Interest expense                                                                 413            755          2,055          2,156
  Other income (expense),  net                                                     (22)           (51)         1,045           (111)
                                                                             ---------      ---------      ---------      ---------
        Earnings (loss) from continuing operations before income taxes          (1,624)         8,244        (19,456)        27,239
  Income tax expense (benefit)                                                    (609)         3,092         (7,296)        10,215
                                                                             ---------      ---------      ---------      ---------
        Earnings (loss) from continuing operations                              (1,015)         5,152        (12,160)        17,024
        Gain on disposal of business, net of taxes                                  --             --             --          9,656
                                                                             ---------      ---------      ---------      ---------
        Net earnings (loss)                                                  $  (1,015)         5,152        (12,160)        26,680
                                                                             =========      =========      =========      =========

Earnings (loss) per common share:
       Continuing operations                                                 $   (0.07)          0.34          (0.86)          1.06
       Gain on disposal of business, net of taxes                                   --             --             --           0.60
                                                                             ---------      ---------      ---------      ---------
       Net earnings (loss)                                                   $   (0.07)          0.34          (0.86)          1.66
                                                                             =========      =========      =========      =========

Average shares outstanding                                                      14,168         15,253         14,165         15,990

Earnings (loss) per common share, assuming dilution:
       Continuing operations                                                 $   (0.07)          0.33          (0.86)          1.06
       Gain on disposal of business, net of taxes                                   --             --             --           0.59
                                                                             ---------      ---------      ---------      ---------
       Net earnings (loss)                                                   $   (0.07)          0.33          (0.86)          1.65
                                                                             =========      =========      =========      =========

Average shares outstanding, assuming dilution                                   14,168         15,470         14,165         16,135

Cash dividend declared
  per share                                                                  $    0.10           0.10           0.30           0.30



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                                             9 Months Ended
                                                                                              September 30
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------
Cash flows from operations:
  Net earnings (loss)                                                                $    (12,160)           26,680
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operations:
    Depreciation and amortization                                                          19,895            21,829
    Provision for losses on receivables                                                        --                61
    Gain on disposal of business, net of taxes                                                 --            (9,656)
    Loss on disposal and costs to exit fine chemicals business                             27,502                --
    Deferred taxes and other items                                                        (12,674)            4,778
    Change in current assets and liabilities, net
     of effects of dispositions                                                           (12,993)            4,305
                                                                                     ------------      ------------
              Net cash provided by operating activities                                     9,570            47,997
                                                                                     ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                                    (13,555)          (11,215)
  Proceeds from disposal of business                                                       78,850            12,583
  Other investing activities                                                                1,638               538
                                                                                     ------------      ------------
              Net cash provided by investing activities                                    66,933             1,906
                                                                                     ------------      ------------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                                            (36,936)           13,696
  Dividends                                                                                (4,245)           (4,680)
  Purchase of common stock                                                                 (3,808)          (66,732)
  Proceeds from issuance of common stock                                                      410             1,608
                                                                                     ------------      ------------
             Net cash used in financing activities                                        (44,579)          (56,108)
                                                                                     ------------      ------------
Effect of exchange rate changes on cash                                                      (407)             (118)
                                                                                     ------------      ------------
Net increase (decrease) in cash and cash equivalents                                       31,517            (6,323)
Cash and cash equivalents at beginning of period                                            5,594            14,551
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     37,111             8,228
                                                                                     ============      ============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                                             $      2,307             1,822
                                                                                     ============      ============
    Income tax payments (refunds), net                                               $      3,978            (3,816)
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

Note 2 - Loss on Disposal and Costs to Exit Custom and Fine Chemicals Business

         In May 2001, the Board of Directors approved a plan to exit the custom and fine chemicals business and on June 13, 2001, the Company executed an agreement to sell the business to Albemarle Corporation in an all cash transaction. The transaction was completed on July 6, 2001, with an effective date of June 30, 2001, with proceeds received of $78.9 million. The agreement also provides for potential additional payments, not expected to exceed $10.0 million, contingent upon the profit contribution from a specific toll-manufactured product from 2002 through 2004. Assets sold in the transaction included the Company's cGMP pilot plant located at the Company's Dayton, OH facility and its plant site at Tyrone, PA. The Company's pharmaceutical contract research and development business and fine chemicals product lines, including FirstCure(R) performance polymer products, were also included in the sale. Contract research and development business and fine chemicals manufacturing at Pascagoula, MS were discontinued and these assets were written-off. As a result of these actions, the Company recorded a pretax loss of $27.5 million in the second quarter of 2001 in its Electronic and Other Specialty Chemicals segment. The components of the loss associated with exiting the custom and fine chemicals business include a $19.9 million net asset impairment loss, $5.2 million for severance and other accrued exit costs and a $2.4 million write-off of inventory and other assets.

         The asset impairment loss of $19.9 million was due to the decision to exit the custom and fine chemicals business. The fair value of the assets sold was based on the agreement with Albemarle. Other manufacturing assets associated with the custom and fine chemicals business were written down to zero because the Company is prohibited for a period of ten years from manufacturing the product lines sold to Albemarle and has no current use or plans for future use for these assets. Also included in the impairment loss was the write-off of $3.5 million of capitalized software costs directly associated with fine chemical operations. Accrued exit costs included $3.2 million in severance, $1.1 million for site clean up, $0.8 million in required payments to lenders stemming from the sale and $0.1 million in other costs. Severance costs covered 71 employees, most of whom were at the Pascagoula site. Expenditures during the third quarter against the severance accruals were $2.3 million, while payments to lenders exceeded accruals by $0.2 million and was expensed. Inventory and other assets written-off included $1.9 million of inventory of product lines not purchased by Albemarle, the value of which was adversely affected by the decision to exit the fine chemical business.

         Revenues and operating losses of custom and fine chemicals operations, excluding the $27.5 million loss on disposal and exit costs, for the nine months of the current year were $31.3 million and $2.6 million, respectively, versus $55.0 million and $1.9 million, respectively, for the prior year. Operating expenses for the third quarter of the current year were $0.6 million, primarily related to overhead expenses. Revenues and operating losses for the third quarter of the prior year were $14.5 million and $1.0 million, respectively.

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

Note 4 - Effect Of Adopting Accounting Changes

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

         The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the SFAS for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

         At the end of June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the Board expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset.

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

         The statement will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that SFAS No.143 will have on its consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $12.7 million and unamortized identifiable intangible assets in the amount of $0.2 million, which will both be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.9 million and $1.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives are required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. Changes in fair value are reported either in earnings or other comprehensive income depending on the intended use of the derivative and the resulting designation. Entities applying hedge accounting are required to establish at the inception of the hedge the method used to assess the effectiveness of the hedging derivative and the measurement approach for determining any ineffective aspect of the hedge.

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

Note 5 -  Comprehensive Income (Loss)

       Total comprehensive income (loss) for the three months ended September 30, 2001 and 2000, was ($1.3) million and $5.1 million, respectively. Cumulative comprehensive income (loss) for the nine months ended September 30, 2001 and September 30, 2000, was ($12.1) million and $26.7 million, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Note 6 - Commitments and Contingencies

         In June 2000, an explosion at the Nissin Chemical plant in Japan disrupted the Company's supply of hydroxylamine. This is a key ingredient in the Company's patented HDA(R) remover products for the semiconductor industry. The Nissin plant was the world's sole supplier of hydroxylamine until late 1999 when BASF established production in Germany. Initially, BASF's supply capabilities were less than the worldwide demand for hydroxylamine. As a result, BASF allocated hydroxylamine to its customers, including the Company, which in turn put its customers on allocation for its hydroxylamine-containing products. Capacity expansions by BASF, coupled with the semiconductor industry downturn, has allowed the Company to suspend allocations of HDA(R) remover products. However, allocations may become necessary again if demand picks up before additional supplies of hydroxylamine become available. Nissin and Honeywell International, Inc. previously announced plans to construct new hydroxylamine plants, although it is unclear when construction of either of these plants will begin.

         While electronic chemical sales have been hurt by the disruption in hydroxylamine supply, the Company's business interruption insurance has helped to reduce the impact of the associated lost profits. The primary policy has a coverage limit of $25.0 million, less a one-time insurance deductible of $1.0 million, with an indemnity period for this claim of up to 30 months from June 21, 2000. Operations in Scotland are covered by a separate policy that provides a limit of liability of 6.0 million British Pounds (approximately 8.5 million in current U.S. dollars) with no deductible and an 18-month indemnity period from the date of loss. While the Company intends to vigorously pursue its claims with the insurance companies for its lost profits, the claims process can be lengthy and uncertain and successful recoveries cannot be predicted with certainty. Furthermore, additional sources of hydroxylamine may not be available when expected, which could affect the availability and adequacy of insurance coverage. For the quarters ended June 30, 2001 and September 30, 2001, the Company did not record an insurance recovery as it has been unable to reach an agreement with its carrier as to the amount of additional loss. Since June 2000, $9.0 million has been recorded after meeting the one-time $1.0 million deductible ($3.6 million in the current year) and reflected in the consolidated statement of operations as Other Operating Income. As of September 30, 2001, cash of $8.8 million has been received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2001 Compared to the nine months ended September 30, 2000

Consolidated Results

         Results of continuing operations for the nine months ended September 30, 2001, were a loss of $12.2 million or $0.86 cents per share. Results include an after tax loss of $17.2 million or $1.21 per share resulting from the Company's decision to exit and discontinue its fine chemical operations, and an after tax gain of $0.7 million or $0.05 cents per share from the sale of the Company's interest in a captive insurance company, which occurred in the second quarter. Excluding these items, earnings from continuing operations were $4.3 million or $0.31 per share, down from $17.0 million and $1.06 per share respectively prior year, primarily due to lower sales and margins in both electronic and polyurethane chemicals. The decline in earnings per share was lessened by the 12% decrease in average shares outstanding resulting from share repurchases by the Company.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)


                                                                      9 Months Ended
                                                                       September 30
                                                              ------------------------------
                                                                 2001               2000
                                                              ------------      ------------
Sales:

        Electronic and Other Specialty Chemicals              $    117,553           140,248
        Polyurethane Chemicals                                     124,658           152,428
                                                              ------------      ------------
               Total                                          $    242,211           292,676
                                                              ============      ============

Operating profit (loss) before income taxes (benefit):
        Electronic and Other Specialty Chemicals              $    (28,512)           11,091
        Polyurethane Chemicals                                      19,149            26,034
                                                              ------------      ------------
                                                                    (9,363)           37,125
        Unallocated corporate expenses                              (9,708)           (7,898)
        Interest expense, net                                       (1,431)           (1,877)
        Other income (expense), net                                  1,045              (111)
                                                              ------------      ------------
               Total                                          $    (19,456)           27,239
                                                              ============      ============


         Electronic and Other Specialty Chemicals results for the current nine months were an operating loss before taxes of $28.5 million, including a $27.5 million second quarter loss resulting from the Company's decision to exit and discontinue its custom and fine chemical operations (See note 2 to the consolidated financial statements). Pretax operating results of custom and fine chemical operations for the current year were a loss of $2.6 million on $31.3 million in sales versus a $1.9 million loss on $55.0 million in sales for the prior year. The custom and fine chemical business suffered over the last several years from declining sales of agricultural intermediates, industry over capacity and competition from the Far East. These declines were partially offset with growth in electronic chemical products and pharmaceuticals, however, capacity utilization and investment returns continued to be low. Excluding the custom and fine chemicals loss on disposal and operating results, current year results were a profit of $1.6 million, down from $13.0 million for the prior year. Operating profits declined as sales decreased 12% and gross margin decreased from 36% to 33% on lower volumes due to the semiconductor industry recession. Also, other operating expenses in electronic chemicals were up over the prior year. This increase in expenses reflects higher CMP product and market development cost as well as approximately $0.8 million in severance cost related to workforce reductions. In addition, current year operations continue to be effected by the June 2000 explosion at Nissin Chemical, which disrupted the supply of hydroxylamine raw material for HDA (R) electronic chemicals. The impact in the current year has been reduced somewhat by a business interruption recovery for the first quarter of $3.6 million. However, recoveries for the quarters ended June 30, 2001 and September 30, 2001, have not been recorded as the Company has been unable to reach an agreement with its carriers as to the amount of additional loss. Prior year results reflect an insurance recovery of $2.4 million received for the quarter ended September 30, 2000. (See note 6 to the consolidated financial statements).

         Polyurethane Chemicals pretax operating profits for the nine months were $19.1 million, down from $26.0 million for the same period prior year on lower sales and margins. Sales were $124.7 million, down from $152.4 million as volume decreased 6% on lower demand. Gross margin declined from 21% last year to 18% this year, primarily due to raw material price volatility. While most of the Company's polyurethane products are sold under long-term contracts that provide for price adjustments based on the cost of raw materials, abrupt changes in costs, such as we have experienced from time to time (during the periods being compared) in the last two years, may not always be matched by equal changes in revenue. The Company believes the net effect of such timing will be immaterial over the term of these contracts.

         Unallocated corporate expense for the current year was $9.7 million, up from $7.9 million in the prior year, and includes $0.5 million in severance accruals related to corporate workforce reductions and $0.7 million in higher insurance deductibles for legal costs in cases being defended by the Company's insurer. Net interest expense for the current year was down $0.4 million from the prior year to $1.4 million on lower average debt and increased interest income from the proceeds of the custom and fine chemicals disposal. Other income for the current year included a $1.1 million gain from the sale of the Company's interest in an offshore captive insurance company.


Results of Operations - Three months ended September 30, 2001 Compared to the three months ended September 30, 2000

Consolidated Results

         Results of continuing operations for the quarter ended September 30, 2001, were a loss of $1.0 million or $0.7 cents per share, down from operating profits of $5.2 million and $0.33 cents per share, respectively, for the same period of the prior year. The decline was primarily due to lower sales and margins in both polyurethane and electronic and other specialty chemical operations. Average shares outstanding for the current quarter declined 8% from the prior year due to share repurchases and increased the current year loss per share results.

Segment Operations


                               Segment Information
                            (In Thousands of Dollars)


                                                                       3 Months Ended
                                                                        September 30
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
Sales:

        Electronic and Other Specialty Chemicals               $     23,191            43,568
        Polyurethane Chemicals                                       38,338            49,383
                                                               ------------      ------------
               Total                                           $     61,529            92,951
                                                               ============      ============

Operating profit (loss) before income taxes (benefit):

        Electronic and Other Specialty Chemicals               $     (5,818)            3,363
        Polyurethane Chemicals                                        7,125             8,135
                                                               ------------      ------------
                                                                      1,307            11,498
        Unallocated corporate expenses                               (2,993)           (2,539)
        Interest expense, net                                            84              (664)
        Other income (expense), net                                     (22)              (51)
                                                               ------------      ------------
               Total                                           $     (1,624)            8,244
                                                               ============      ============


         Electronic and Other Specialty Chemicals results for the current quarter were an operating loss before income taxes of $5.8 million, down from $3.4 million in operating profit for the prior year. Results for the current quarter include $0.6 million in additional operating expenses associated with completing the disposition of the custom and fine chemical business, while prior year results included $1.0 million in losses and $14.5 million in sales from these operations. Excluding custom and fine chemical operations, current quarter results were a loss of $5.2 million versus a profit of $4.3 million, as sales decreased 20% on lower volumes due to the semiconductor industry recession. Gross margin for the current year was 22%, down from 35% in the prior year. Margins declined on lower production and a $1.3 million inventory reserve for early generation DUV resin products. Also, other operating expenses in electronic chemicals were up over the prior year, primarily due to increases in staffing and facilities and approximately $0.8 million in severance costs related to workforce reductions. In addition, current quarter results do not reflect a recovery under the company's business interruption policies related to the hydroxylamine raw material disruption, while prior year results include a recovery of $2.4 million.

         Polyurethane Chemicals pretax operating profits for the quarter were $7.1 million, down from $8.1 million for the same quarter of last year. Sales were $38.3 million, down from $49.4 million, due to the pass-through of lower energy and raw material costs, which increased the gross margin from 19% to 22% in the current quarter. Unit margins declined, however, due to raw material price volatility.

         Unallocated corporate expenses for the current quarter were up $0.5 million over the same quarter of the prior year as higher expenses, including $0.5 million in severance for corporate workforce reductions, $0.7 million in higher insurance deductibles and a $0.6 million increase in contract services, more than offset a $1.8 million reduction in accruals for benefit plans indexed to the company's stock price. Net interest income for the current quarter was $0.1 million versus net interest expense of $0.7 million for the prior year due to lower average debt and increased interest income from the proceeds of the custom and fine chemicals disposal.


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

Capital Resources and Liquidity

         Cash flow from continuing operations for the current year was $9.6 million, down from $48.0 million in the prior year, primarily due to lower earnings and reduced accounts payable. Net cash provided by investing activities for the current year includes $78.9 million in proceeds received in July 2001 from the disposal of custom and fine chemicals operations and $1.6 million in April 2001 from the sale of the Company's interest in an offshore captive insurance company. Prior year investing activities included $12.6 million in proceeds from the sale of the Company's steel business and $1.5 million collected on a note related to a previous property sale.

         Note 2 to the financial statements describes the Company's disposal and exiting of custom and fine chemical operations effective June 30, 2001. Proceeds of the transaction were used to retire debt, which as of September 30, 2001, is down $36.0 million from December 31, 2000, with the balance to be used to repurchase stock and for general corporate purposes.

         The Company has expended $3.8 million to repurchase common stock in the current year, compared to $66.7 million during the same period last year, leaving approximately $65.0 million remaining under the current repurchase authorization. The Company believes that its cash flow from operations, access to existing or additional bank credit facilities and the balance of proceeds from the above disposal, adequately provide for its cash requirements, including share repurchases as authorized.

Forward-Looking Statements

         Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of utilities and raw materials, including hydroxylamine, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of domestic and international market forces and insurance coverage and timing of any claim payments related to the disruption in supply of hydroxylamine, and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At September 30, 2001, the Company had no open derivative instrument contracts. Financial instruments related to foreign operations were limited to short-term debt denominated in Japanese yen with a U.S. dollar equivalent of $8.7 million. Due to the short-term nature and amount of this yen obligation, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.

         The Company typically utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At September 30, 2001, this included long-term, fixed rate debt denominated in U.S. dollars, the fair value of which was approximately $4.7 million. A 100 basis point change in interest rates (all other variables held constant) at September 30, 2001, would result in an approximate $0.1 million annualized change in fair value but would not affect interest expense or cash flow. At September 30, 2001, there was no variable rate debt outstanding.



Item 6. Exhibits and Reports on Form 8-K


            (b) Reports on Form 8-K

                   A report on Form 8-K illustrating the pro forma effect of a significant asset disposition was filed by the Registrant during the three months ended September 30, 2001 on July 23, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CHEMFIRST INC.


November 13, 2001                     /s/ J. Kelley Williams
-----------------                     -----------------------------------------
Date                                  J. Kelley Williams
                                      Chairman and Chief Executive Officer



November 13, 2001                     /s/ Troy B. Browning
-----------------                     -----------------------------------------
Date                                  Troy B. Browning
                                      Controller (Principal Accounting Officer)