Form 10-K405
period 2001-12-31
CHEMFIRST INC
filed 2002-03-28
CIK 1026601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
         Title of each class         on which registered
         -------------------       -----------------------
      Common Stock, Par Value $1   New York Stock Exchange
     Common Stock Purchase Rights

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2002 (based on the closing sale price of $26.20 of the Registrant's Common Stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately $332,013,893.

   The number of shares of the Registrant's Common Stock outstanding as of March 13, 2002 was 14,071,824.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information required to be disclosed in Parts I, II and III of this Form 10-K is incorporated by reference to: (1) the Company's 2001 Annual Report to Stockholders (the "2001 Annual Report"), which has been furnished to the Commission, and (2) the Company's definitive Proxy Statement for the May 21, 2002 annual meeting of stockholders (the "Proxy Statement"), which has been filed with the Commission pursuant to Regulation 14A.

                                    PART I

ITEM 1. BUSINESS

General

   The principal businesses of ChemFirst Inc. (the "Company") involve the production of electronic and other specialty chemicals for use in the semiconductor industry and in pharmaceutical, photographic, dyes and pigments, rubber and agricultural applications, as well as the production of polyurethane chemicals.

   The Company had previously reclassified its engineered products and services segment and its steel segment as discontinued operations pending disposition of these businesses. The Company completed disposition of the engineered products and services operation in December 1999 and its steel operation in February 2000. To further the Company's strategy to concentrate on chemicals for the semiconductor industry and on polyurethane chemicals, in June 2001 the Company sold its custom and fine chemicals business. See Recent Developments below for more information regarding dispositions.

   At March 1, 2002, the Company had 489 employees, which includes employees of the parent company and all subsidiaries. The Company did not experience a work stoppage during 2001, and none of its employees are covered by a union or bargaining agreement. As of March 1, 2002, the Company believes its relationship with its employees is good.

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

 Recent Developments

   In October 2001, the Company acquired the minority interest in its limited partnership subsidiary that produces specialty polymer resins which are used by others in formulating deep ultraviolet photoresists.

   In May 2001, the Company's board of directors approved a plan to exit the custom and fine chemicals business and on June 13, 2001, the Company executed an agreement to sell the business to Albemarle Corporation in an all cash transaction. The transaction was completed on July 6, 2001, with an effective date of June 30, 2001. Proceeds received by the Company were $78.8 million. Post-closing adjustments to the transaction are pending but are not expected to be material. The sales agreement also provided for potential additional payments to the Company contingent upon the profit contribution from a specific toll-manufactured product from 2002 through 2004. These additional potential payments are not expected to exceed $10.0 million, and could be significantly less. Assets sold in the transaction included the Company's plant site at Tyrone, Pennsylvania and the current Good Manufacturing Practices (cGMP) pilot plant equipment located at the Company's Dayton, Ohio facility. The Company leased to Albemarle Corporation, under a long-term lease, that portion of the Dayton facility on which the cGMP pilot plant is located. The Company's pharmaceutical contract research and development business and fine chemicals product lines, including FirstCure(R) performance polymer products, were also included in the sale. The Company's contract research and development business and batch fine chemicals manufacturing at Pascagoula, Mississippi were discontinued and these assets have been written off.

   In December 1999 and February 2000, the Company sold its engineered products and services business and its steel business, respectively. Both of these businesses had been reported as discontinued operations prior to their sale. The Company's disposition of these businesses was to further its strategy to focus on chemicals.

   Additional information regarding these dispositions and other recent developments is provided in Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference to the 2001 Annual Report.

 Forward-Looking Statements

   In addition to historical information, this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company or in the Company's press releases, Annual Report to Stockholders and other filings with the Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions including inflation and fluctuations in interest rates and foreign currency exchange rates; availability and pricing of utilities and raw materials, including but not limited to electricity, natural gas, nitric acid, 4-hydroxyacetophenone (4-HAP), the primary starting raw material in the Company's specialty polymer resins sold for use in formulating deep ultraviolet photoresists, and free-base hydroxylamine, which is a key raw material in cleaner and remover products; changes in laws, regulations or governmental policies in countries where the Company operates or conducts business; supply/demand balance for key products; new product development; changes in customers' processes or the methods of manufacture or introduction of new technologies, which could reduce the demand for the Company's products; occurrence of significant litigation adverse to the Company, including product liability, patent infringement, environmental and antitrust claims; manufacturing efficiencies; conditions of and product demand by key customers; the timely completion and start-up of construction projects; pricing pressure as a result of domestic and international market forces; environmental factors; insurance coverage and timing of any claim payments related to the disruption in supply of free-base hydroxylamine; and other factors as may be discussed herein and in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The foregoing list of factors is not inclusive, or necessarily in order of importance.

   The following contains further discussion of the Company's business and properties as grouped by its Electronic and Other Specialty Chemicals segment and its Polyurethane Chemicals segment. Certain information required by Item 1 of Form 10-K and financial information regarding the Company's segments, which includes sales, pretax operating results, capital expenditures, identifiable assets and depreciation/amortization, are provided in Notes 2, 5 and 12 to the Consolidated Financial Statements in the 2001 Annual Report, and are incorporated by reference. As used in this report, the term "Company" includes ChemFirst Inc. and its subsidiaries.

Electronic and Other Specialty Chemicals

 General

   The Company's Electronic and Other Specialty Chemicals segment produces specialty chemicals for use by others in electronic, pharmaceutical, photographic, optical brightening, agricultural, thermoplastic materials, coatings and structural composites and other applications. These products are sold based on specification requirements and many must also meet performance criteria and achieve customer qualification. These electronic and other specialty chemicals are produced at Company-owned facilities in Hayward, California; East Kilbride, Scotland; Pascagoula, Mississippi; and Dayton, Ohio. In addition, certain of these products are produced for the Company by contract and toll manufacturers.

   Purchasers of electronic chemicals, who are typically end users, generally acquire the product to achieve a specific performance objective. As with most other specialty chemicals, these chemicals have very specific uses, although the customer base is typically broader than for the Company's other specialty chemicals. The production and sale of the Company's electronic chemicals are generally labor intensive and are usually dependent on highly technical proprietary formulae and sophisticated, well-trained technical and applications engineering staff.

   The Company's electronic chemicals are primarily used in the semiconductor and related industries. These products include organic post metal cleaning solutions which remove photoresist and dry-etch residue formed during the manufacture of semiconductors. These remover products are the Company's largest volume electronic chemicals. In addition, the Company produces and sells specialty polymer resins used in formulating deep ultraviolet ("DUV") photoresists. These DUV resins are the "imageable" ingredients in photoresists used to "print" semiconductor circuitry. The Company also produces oxidizers and slurries used in chemical mechanical planarization ("CMP") of semiconductor substrate surfaces, and other performance chemicals and products for the semiconductor and related industries.

   Most of the Company's other specialty chemicals and certain of its electronic chemicals are sold to a narrow base of customers. The Company's other specialty chemicals include nitrotoluenes and their various derivatives. The Company is the sole North American producer of nitrotoluene. A key to successful production of these specialty chemicals is developing an efficient, low cost production process. Nitrotoluenes and derivatives are typically sold as intermediates to other specialty chemical producers and to pharmaceutical, photographic and agricultural companies for use in a broad array of applications, including pharmaceutical applications, dyestuffs and pigments, photographic developers, rubber chemicals, herbicides and pesticide intermediates, and optical brightners in consumer products. In addition, the Company also supplies specialty polymer enhancement materials that are used to produce non-electronic products including thermoplastic materials, coatings and structural composites.

   The Company owns and operates electronic chemical manufacturing facilities in Hayward, California; East Kilbride, Scotland; and Dayton, Ohio.

   The Company's 65,000 square-foot facility in Hayward includes research and development labs, separate applications laboratories for CMP and remover products, offices and facilities for manufacturing its removers and other products, quality control testing and packaging. An additional 13,400 square feet of warehouse and office space is leased in an adjacent building. Various improvements were made at the Hayward facility in 2001, including installation of state-of-the-art, fully automated blending and filling operations, which increased production capacity and efficiencies. Annual production capacity for remover products at the Hayward facility is approximately 3.5 million gallons per year on a three-shift, seven-day basis, depending upon the product mix and the processing required. The Hayward facility is currently operating on a two-shift, five-day basis and utilizes approximately 30% of production capacity.

   In order to free up additional space for technical staff and operations at the Hayward facility and accommodate future growth, in 2001 the Company leased 11,000 square feet of office space in nearby Danville, California, for management, finance and marketing offices.

   The Company's 26,300 square-foot facility in East Kilbride, Scotland includes manufacturing and quality control capabilities, offices, and remover research and applications laboratories. The facility is equipped with production systems designed to meet the semiconductor industry's requirements for ultra-pure chemicals. Annual production capacity for removers and other products at the East Kilbride facility is approximately 1.05 million gallons per year on a three-shift, seven-day basis, depending on the product mix and the processing required. The facility is currently operating on a one-shift, five-day basis and utilizes approximately 28% of production capacity. Therefore, the Company has substantial unused capacity at both the California and Scotland facilities to increase production.

   The Company's Dayton, Ohio facility produces electronic chemicals, primarily resins for use in DUV photoresists used for advanced semiconductor manufacturing. Production of electronic chemicals at the facility in 2001 was approximately 125,500 pounds. The Company has the ability to produce these products in specialty solutions or dry powders. Plant modifications and new equipment installation during 2001 increased the capacity for production of resins at the facility by approximately 25%. Annual production capacity for electronic chemicals at Dayton is approximately 308,500 pounds, depending on the product mix and the type of processing required. As the market for the Company's resins increases, additional expansions may be necessary.

   The Company produces other specialty chemicals by continuous process at its facility in Pascagoula, Mississippi. Production capacity for nitrotoluene products at Pascagoula is approximately 84.0 million pounds, depending on the product mix and the processing required. Specialty chemical production of nitrotoluene and its derivatives at this facility was approximately 53.0 million pounds during 2001. A Company-owned site, the Pascagoula complex is also one of two sites where the Company produces polyurethane chemicals. The facility is supported by storage, truck, rail and barge and has its own ocean-going port.

   The Company also produces various electronic chemicals through contract and toll manufacturers in California, Missouri, North Carolina and Japan. The Company's CMP products are contract manufactured in North Carolina and Japan pursuant to the Company's proprietary formulations and processes. The Company's specialty polymer enhancement materials are toll manufactured in Wisconsin and Pennsylvania.

   The Company leases 14,000 square feet of office and laboratory space in Kanagawa, Japan to conduct research and provide technical and engineering services, as well as technical and marketing support.

   The Company's electronic and other specialty chemicals accounted for approximately 49%, 53% and 55% of the Company's consolidated sales for 2001, 2000 and 1999, respectively.

 Marketing and Sales

   Electronic chemicals are marketed domestically and also internationally, principally in Europe, Japan and the Pacific Rim. Most of these chemicals are generally distributed in liter, gallon, returnable drum or other large volume dedicated containers, although the DUV resins, which may be distributed either in the form of dry powder or in specialty solutions, are shipped in appropriate small volume containers. In North America and Europe, the Company's electronic chemicals are principally sold through its internal sales force, although the Company utilizes independent sales representatives as well. In Japan and the Pacific Rim, sales are generally conducted through distributors or sales agents supported by the Company's regional technical sales representatives. In 1999, the Company began manufacturing certain of its electronic chemicals products for the Japanese market through a contract manufacturing arrangement with the Company's Japanese distributor. DUV resins, manufactured at the Dayton site, are sold and shipped directly to photoresist manufacturers. Electronic chemicals are typically sold by purchase order. Domestic shipments are typically by truck or rail, whereas international shipments are usually by ocean-going vessels.

   The Company's other specialty chemicals are marketed globally. Most of these chemicals are sold under long-term contracts. Sales of these chemicals are made primarily through the Company's internal sales force. These specialty chemicals are typically sold in bulk, although product is also sold in drums. Domestic shipments are typically by truck or rail and export shipments by ship, primarily to European, Far East and South American markets.

 Raw Materials

   The primary raw materials for the manufacture of electronic chemicals, other than for the Company's DUV resins, include free-base hydroxylamine, catechol, diglycolamine and N-methylpyrrolidone. Although these raw materials are currently available only from single source suppliers who meet the Company's strict quality requirements, each is currently available in adequate quantities. The Company is currently seeking additional sources for these raw materials. In June 2000, an explosion disrupted the supply of free-base hydroxylamine from the Nissin Chemical plant in Japan. Free-base hydroxylamine is a key ingredient in the Company's important HDA(R) patented remover products. The Nissin plant was the Company's sole supplier, and until late 1999 the only producer of free-base hydroxylamine, when a new BASF plant in Germany started up. Initially, production from BASF was not able to keep pace with the worldwide demand for free-base hydroxylamine. As a result, BASF placed its customers, including the Company, on allocation and, likewise, for a time the Company was forced to put its customers on allocation for products that contain free-base hydroxylamine. Subsequent capacity expansions by BASF and customer conservation methods taught by the Company contributed to the elimination of the free-base hydroxylamine shortage and enabled the Company to suspend allocation of its HDA(R) remover products during 2001. The Company believes that BASF's current capacity is similar to Nissin's capacity prior to the 2000 explosion. Although both Nissin and Honeywell International, Inc. previously announced plans to construct new free-base hydroxylamine plants, it now appears that a new Nissin plant is on hold indefinitely. Honeywell has announced a delay and that its anticipated free-base hydroxylamine plant will not be completed until 2004. Free-base hydroxylamine supply currently exceeds worldwide demand and the Company is optimistic that this trend will continue for the next several years and beyond. However, availability of adequate supply could be affected by such factors as increased future demand for free-base hydroxylamine by the semiconductor and pharmaceutical industries as the economy recovers and the ability of Honeywell, Nissin or others to bring a new free-base hydroxylamine plant on line, although there can be no assurance that any new plant will be completed in a timely manner, or at all. New remover technology introduced by the Company based on different chemical platforms is providing customers with alternative products, and over time is expected to help ease reliance on free-base hydroxylamine. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the Consolidated Financial Statements in the 2001 Annual Report for a discussion of the effect of the free-base hydroxylamine shortage on the Company and its business interruption insurance coverage with respect thereto.

   The primary starting raw material for the Company's DUV resins, 4-hydroxyacetophenone (4-HAP), is currently available from a single source under a long-term contract. Under a tolling arrangement with a domestic manufacturer, the 4-HAP is converted into an acetoxystyrene monomer which the Company uses as a direct raw material for production of its DUV resins. Other raw materials for DUV resins include other monomers, solvents and process materials and essentially all are available in adequate quantities from alternative suppliers. A few specialty monomers are available in adequate quantities but from only one or two suppliers.

   Primary raw materials for the production of the Company's other specialty chemicals include hydrogen, toluene, ethanol, ammonia, natural gas, 4-HAP and phenol. With the exception of 4-HAP as described above, these raw materials are available from a number of different sources and the Company does not believe that any one source for raw materials used in the production of these chemicals is material to the Company's business.

 Competition

   Competition regarding the Company's electronic specialty chemicals is based on service, product performance, quality, product development capabilities and cost of ownership. The Company is one of the largest producers of post metal cleaning solutions for semiconductor production. Although there are approximately twelve companies participating in this market worldwide, the Company believes that significant market share for the advanced and post metal cleaning solutions needed for current and future state-of-the-art semiconductor production and related industries is concentrated among the Company and two competitors, Ashland Chemical and Tokyo Ohka Kogyo of Japan. The Company has entered into a cross-licensing agreement with a competitor whereby the Company licenses certain of its patented free-base hydroxylamine remover technology. The agreement results from a patent infringement complaint brought by the Company against the competitor in federal court. The agreement allows the competitor to continue to market its products which utilize the Company's hydroxylamine technology, but provides for the Company to receive a royalty and license fee. The agreement also requires the Company to pay royalties to the competitor on the Company's HDA(R) products under certain circumstances. However, an arbitration proceeding in 2000 determined that none of the Company's HDA(R) products are covered by the competitor's patents and therefore the Company pays no royalties to the competitor on the production and sale of the Company's products.

   Regarding CMP slurry products, there are a number of competitors in the oxide slurry world market but it is dominated by Cabot Microelectronics Corporation, who holds an estimated 80% market share. In the smaller, high-growth tungsten slurry world market, the Company is now estimated to be the third largest supplier for this application based on volume.

   The Company is one of the largest suppliers of resins for use in DUV photoresists and the only known United States producer of these resins. There are two Japanese companies, Maruzen Petrochemical and Nippon Soda, which are major competitors and sell resins in the global merchant market in direct competition with the Company. In addition, two other Japanese companies produce DUV resins as a captive supply source for their own DUV photoresist production. The Company produces a broad spectrum of resins and believes that it is a leading supplier for advanced resin products for newer photoresist technology (for chip fabrication in the range of 0.13 to 0.18 microns).

   Regarding its other specialty chemicals, the Company competes domestically and internationally with a limited number of producers. Competitors are both smaller and larger companies. Competition is strong and is based on cost, efficient processing, customer service and quality. The Company is the second largest producer of nitrotoluenes and derivatives, behind Bayer Corporation ("Bayer"). Bayer has an estimated 31% of global capacity for nitrotoluene and the Company has an estimated 14% of global capacity. While few competitors market the chemical equivalent of the Company's specialty polymer enhancement materials, the Company competes in the market place with producers of materials that have similar functions and uses.

 Seasonality of Business

   Generally, certain of the Company's electronic chemicals may be subject to seasonally lower sales during the first quarter, and practices in the electronics industry require that significant Company inventory be available near many of its customer sites. With the exception of sales for agricultural purposes, the Company's other specialty chemical sales are generally not seasonal and working capital requirements do not vary significantly from period to period.

Polyurethane Chemicals

 General

   The Company produces aniline and nitrobenzene by continuous production processes at its facilities in Pascagoula, Mississippi and Baytown, Texas. Unlike electronic chemicals, these chemicals generally require additional processing steps and chemical reactions by the Company's customers to produce the end product used by consumers and are primarily sold under long-term contracts.

   Typically, polyurethane chemicals are more sensitive to the business cycle and the cost of raw materials than are most electronic and specialty chemicals, although, as described below, the Company's sales contracts provide certain protection from fluctuation in raw material price for most of the polyurethane chemicals sold. These chemicals are typically sold in large volumes to industrial customers that purchase on the basis of product specifications. The key to successful production of these chemicals is efficient chemical conversion of large quantities of raw materials and productive use of plant capacity. Providing technical services to customers is generally less important than for the Company's electronic products and certain of its other specialty products.

   Aniline is the Company's largest volume product. The Company is the largest merchant marketer of aniline in the United States. Most of the aniline produced in the United States is used to manufacture MDI (methylene diphenyl diisocyanate). MDI's primary end use is in rigid polyurethane foam, an insulation material that is widely used in residential and commercial construction. MDI is also used in the manufacture of impact-resistant plastic that is used as a replacement for metal in automobile parts such as bumpers, where flexibility and impact resistance are important. Aniline's other primary applications are in the production of an antioxidizing (anti-cracking) agent used in the manufacture of synthetic rubber, in a widely used herbicide for corn and soybeans, and in plastics for consumer goods.

   Nitrobenzene is used to make aniline and is also sold separately for the manufacture of an intermediate used in the production of a large volume over-the-counter analgesic (acetaminophen), and in the production of iron-oxide pigments used in decorative and protective coatings for architectural applications, bridge maintenance and other applications.

   The Company's polyurethane manufacturing facility in Pascagoula is supported by storage, rail, truck, barge and ship distribution facilities. This facility utilizes state-of-the-art, energy efficient nitration technology and a proprietary continuous hydrogenation process. The annual polyurethane chemical production capacity at the facility, less internal consumption, is between 315 and 350 million pounds depending on the product mix being produced. Production of polyurethane chemicals at the Pascagoula facility, less internal consumption, during 2001 was approximately 284 million pounds. A majority of the aniline currently produced at the Pascagoula facility is sold to Bayer. If Phase II of the Baytown facility, as described below, is constructed, Bayer's obligation to purchase aniline from the Pascagoula facility terminates.

   In 1996, the Company entered into a long-term agreement with Bayer to build, own and operate a world-scale adiabatic nitrobenzene and aniline facility at Bayer's Baytown, Texas chemical complex to supply Bayer's MDI manufacturing operations. Phase I of the facility, with a design capacity of 250 million pounds of aniline, was completed in 1998 and is operating at design capacity. If a potential Phase II to the facility is constructed, it would add another 250 million pounds of capacity. All of the aniline produced at the Baytown facility is sold to Bayer under long-term contracts. Bayer is the Company's largest customer, both in terms of volume of product sold and in sales revenue, and the loss of this customer would have a material adverse effect on the Company as a whole.

   Polyurethane chemicals accounted for approximately 51%, 47% and 45% of the Company's consolidated sales for 2001, 2000 and 1999, respectively.

 Marketing and Sales

   The Company's polyurethane chemicals are sold primarily in the United States under long-term contracts to a small number of customers. The Company's internal sales force accounts for essentially all of the sales in this segment. These products are generally sold in bulk. Domestic shipments are by barge, rail or tank trucks, and exports are shipped in ocean-going tankers, iso-containers or drums.

 Raw Materials

   Raw materials for polyurethane chemicals are readily available from many sources. Benzene, which is the principal raw material for the Company's polyurethane chemicals production, is a readily available commodity by-product of oil refining. Like most commodities, the price of benzene is subject to fluctuation. Benzene prices are affected by the demand for a variety of products, principally including styrene and phenolic resins and the underlying cost of crude oil. Other significant raw materials include ammonia, nitric acid, hydrogen and natural gas. The Company purchases ammonia at market prices. The Company captively produces for its own use all of its hydrogen and most of its nitric acid requirements for the Pascagoula facility. For the Baytown facility, the Company purchases its needs for hydrogen and nitric acid from Bayer. Natural gas is purchased in the spot market for use in producing the hydrogen necessary for the Pascagoula manufacturing processes. This gas is transported into the Pascagoula plant through an interstate pipeline under firm and interruptible contracts. While most of the aniline produced by the Company is sold under long-term contracts that provide for price adjustments based on the cost of raw materials, abrupt changes in costs are not always matched by equal changes in the sales price of the aniline. The remainder of aniline production and most of the nitrobenzene production is sold either under long-term contracts which have similar protections against price fluctuations for most major raw materials, or under short-term contracts or purchase orders which generally reflect actual raw material costs.

 Competition

   The Company is one of five major United States producers of aniline with approximately 20% of current domestic production capacity. These five producers, in descending order of capacity, are Huntsman, BASF, the Company, DuPont and Sunoco. The Company is one of twelve major world producers of aniline, with an estimated 6.5% of current world production capacity. Regarding nitrobenzene, the Company is one of four major United States producers and ten major world producers, with approximately 28% of domestic production capacity and 8% of world production capacity. Major competitors are large chemical companies. Competition for the products produced in this segment is based on price, service, quality and marketing.

 Seasonality of Business

   Generally, the Company's polyurethane chemical sales are not seasonal and working capital requirements do not vary significantly from period to period.

Research and Development

   The Company conducts research and development to improve existing products, to develop and produce new electronic, specialty and performance chemicals and to develop and improve production processes. The Company spent approximately $8.0 million, $8.0 million and $7.4 million on research and development in 2001, 2000 and 1999, respectively. These research and development expenditures do not include the cost of the Company's important applications labs and engineers, which are dedicated to providing strong customer support and helping customers to modify or develop their production processes to integrate the Company's products. The Company's electronic chemicals research and development and applications engineering labs in California, Texas, Scotland and Japan are strategically located near key regional semiconductor production centers, enabling its researchers and engineers to work closely with customers to develop unique chemical solutions to semiconductor manufacturing needs, provide customer support and to test developmental products.

   The Company continues to focus research efforts on developing new and improved electronic chemicals, including removers, CMP products and resins for use in DUV photoresists. The Company also sponsors applied research at leading universities in the United States, the United Kingdom and Canada. These closely directed programs have led to the development and introduction of proprietary technology in electronic and other specialty chemicals. In 1999, the Company obtained an exclusive license to further develop and commercialize a promising process that utilizes light in combination with metallic compounds to directly deposit metal and metal oxides on a substrate. Research on this technology is ongoing and is being conducted in cooperation with a North American university and others. In addition, the Company has entered into a joint development arrangement with an industry consortium to develop advanced products to meet future semiconductor manufacturing technology.

Intellectual Property

   The Company owns, or is licensed under, a number of patents, patent applications and trade secrets covering its products and processes. The Company has approximately 16 United States and 18 foreign patents regarding its HDA(R) technology and products. The earliest of these patents expires in 2011. The Company considers its HDA(R) remover patents referenced above to be of material importance. See also "Electronic and Other Specialty Chemicals-Competition" for a description of a cross-licensing agreement with a competitor regarding its HDA(R) technology. In addition, the Company has approximately 13 United States and 36 foreign patents which are of material importance to its DUV resin business. The earliest of these patents begins to expire in 2006. The Company believes that, while in the aggregate, the rights under its other patents and licenses are of importance, it does not consider any other patent or license, or group thereof related to a specific process or product, to be of material importance when viewed from the standpoint of the applicable segment's or the Company's overall business.

Environmental Considerations

   Company operations are subject to a wide variety of environmental laws and regulations governing emissions to the air, discharges to water sources and the handling, storage, treatment and disposal of waste materials, as well as other laws and regulations concerning health and safety conditions. The Company holds a number of environmental permits and licenses regulating air emissions, water discharges and hazardous waste disposal and, to the best of its knowledge, is in material compliance with such requirements at all locations. The Company makes capital and other expenditures in a continuing effort to comply with environmental laws and regulations, or changing interpretations of existing laws and regulations. The Company's environmental capital expenditures for 2001 were $0.6 million. Projected environmental capital expenditures for 2002 and 2003 are $1.4 million and $0.6 million, respectively. In addition to complying with environmental laws and regulations, these expenditures may also reduce operating expenses and improve efficiencies.

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

   The Company leases 7 acres of waterfront property in Pascagoula, Mississippi from the Jackson County Port Authority. This property, utilized by both the Electronics and Other Specialty Chemicals segment and the Polyurethane Chemicals segment, is used for loading and unloading ocean-going vessels and barges at the Pascagoula facility. The lease expires in 2003, but the Company anticipates either extending the current lease or entering into a new lease for this property.

   The Company-owned Pascagoula plant site, which is utilized by both the Polyurethane Chemicals segment and Electronic and Other Specialty Chemicals segment, consists of 57 acres, 23 of which are undeveloped. The Company also owns an additional 50 acres of undeveloped industrial land, located within 2 miles of the Pascagoula site.

   The Company leases office space in Dallas, Texas and research and development laboratory space in Corpus Christi, Texas to support its DUV resin and other specialty chemicals businesses.

   The Company believes that all of its properties are currently suitable and adequate for the manufacturing of the Company's chemical products and the other purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

   The Company has pending several claims incurred against it in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without material effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   This information is incorporated by reference to the section entitled "Stock Market Information" found on page 40 of the 2001 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

   This information is incorporated by reference to page 12 of the 2001 Annual Report. See also Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference to the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This information is incorporated by reference to pages 13-17 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   This information is incorporated by reference to the section entitled "Market Risk" found on page 17 of the 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements are incorporated by reference to pages 18-37 of the 2001 Annual Report. The supplementary data is incorporated by reference to Note 13 on page 36 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   This information is incorporated by reference to the following pages of the Proxy Statement: 7-9 and 14-15.

ITEM 11. EXECUTIVE COMPENSATION

   This information is incorporated by reference to the following pages of the Proxy Statement: 6; 10-11; 16-17; and 20-21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   This information is incorporated by reference to pages 2; 12-14; and 18 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference to page 6 of the Proxy
Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

(a)(1) Financial Statements incorporated by reference to the 2001 Annual
Report:

                                                              Pages in 2001
                                                              Annual Report
                                                              Incorporated
                                                           Herein by Reference
                                                           -------------------
      Consolidated Balance Sheets as of December 31, 2001
       and 2000...........................................          p. 18
      Consolidated Statements of Operations years ended
       December 31, 2001, 2000 and 1999...................          p. 19
      Consolidated Statements of Stockholders' Equity,
       years ended December 31, 2001, 2000 and 1999.......          p. 20
      Consolidated Statements of Cash Flows, years ended
       December 31, 2001, 2000 and 1999...................          p. 21
      Notes to Consolidated Financial Statements..........      pp. 22-37
      Independent Auditors' Report .......................          p. 38

(a)(2) Supplementary Data is incorporated by reference to the 2001 Annual Report. Additional schedules are either not required or are inapplicable and have therefore been omitted.

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

 2(e) Asset Purchase Agreement by and between ChemFirst Fine Chemicals, Inc. and First Chemical Corporation, as sellers, and Albemarle Corporation, as buyer, effective June 30, 2001, regarding the sale of the Company's custom and fine chemicals business assets. Schedules and exhibits to this agreement are omitted in accordance with rules of the Commission. The Company agrees to furnish supplementally to the Commission copies of such schedules and exhibits upon request.

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

 4(h) ChemFirst Savings and Employee Stock Ownership Plan and Trust, restated effective January 1, 1997 (supersedes Exhibits 4(c), 4(d), 4(e), 4(f) and 4(g)).

 4(i) Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.

 4(j) First Amendment to Rights Agreement dated effective May 1, 1997, by and among the Company, KeyCorp Shareholder Services, Inc. and The Bank of New York, was filed as Exhibit 4.5 to the Company's Form S-8 (File No. 333-69965) filed on December 30, 1998, and is incorporated herein by reference.

 4(k) Second Amendment to Rights Agreement dated effective October 1, 2001, by and among the Company, The Bank of New York and American Stock Transfer & Trust Company, was filed as Exhibit 4(c) to Amendment No. 1 to the Company's Form 8-A/A (Registration No. 333-35221) filed on November 2, 2001, and is incorporated herein by reference.

 4(l) Post Spin-Off Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

 4(m) Note Purchase Agreement between ChemFirst Inc., State Farm Life Insurance Company and Nationwide Life Insurance Company dated October 15, 1998, was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

 4(n) Form of the Company's stock certificate was filed as Exhibit 4(d) to Amendment No. 1 to the Company's Form 8-A/A (Registration No. 333-35221) filed on November 2, 2001, and is incorporated herein by reference.

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

 10(c)* Amendment to Termination Agreement, effective February 19, 2002, by and between the Company and its Chief Executive Officer.

 10(d)* Form of Amendment to Termination Agreement, effective February 19,
        2002, by and between the Company and each of the following executive officers of the Company (the Company's Amendment to Termination Agreement with each such individual contains substantially identical provisions to those contained in the form): Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, James L. McArthur, George M. Simmons and R. Michael Summerford.

 10(e)* ChemFirst Inc. 1988 Long-Term Incentive Plan was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

 10(f)* ChemFirst Inc. 1995 Long-Term Incentive Plan was filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

 10(g)* ChemFirst Inc. 1998 Long-Term Incentive Plan, as amended, was included as Appendix A to the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 23, 2000, and is incorporated herein by reference.

 10(h)* 1991 Restatement of the First Mississippi Directors' Retirement Plan, as revised and restated on May 14, 1991, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(f) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated herein by reference.

 10(i)* First Mississippi Corporation 1989 Deferred Compensation Plan for
        Outside Directors ("Plan B"), as amended on September 12, 1994, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(g) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated herein by reference.

 10(j)* A description of the Company's Deferred Income Plan for Directors,
        Officers and Key Employees ("Plan A") is included in the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held on May 22, 2001, and is incorporated herein by reference.

 10(k)* Form of Indemnification Agreement between the Company and the following former directors or executive officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Charles R. Gibson, Charles P. Moreton, Maurice
        T. Reed, Jr., Frank G. Smith, O. E. Wall, Charles M. McAuley and Thomas G. Tepas was filed as Exhibit 10(t) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated herein by reference.

 10(l)* Form of Indemnification Agreement entered between the Company and the following current or former directors or executive officers of the Company on March 17, 1999 or subsequently thereto was filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference. (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook, Michael J. Ferris, James E. Fligg, Robert P. Guyton, Paul W. Murrill, John F. Osborne, William A. Percy, II, Dan F. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. M. Summerford and Roger Van Duyne.

 10(m) ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit
       4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.

 10(n)* ChemFirst Inc. Benefits Restoration Plan, dated effective January 1,
        1997, was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

 10(o) First Amended and Restated Loan Agreement dated September 12, 2001 between the Company and SunTrust Bank, as amended on October 10, 2001 and November 29, 2001, and the First Amended and Restated Revolving Credit Note related thereto.

 10(p) Loan Agreement dated September 24, 2001 between the Company and AmSouth
       Bank, as amended on October 17, 2001 and December 3, 2001 and the Revolving Credit Note related thereto.

 13 ChemFirst Inc. 2001 Annual Report to Stockholders (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form10-
       K).

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

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

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

                                          CHEMFIRST INC.

Date: March 27, 2002                             /s/ J. Kelley Williams
                                          By: _________________________________
                                                    J. Kelley Williams,
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ J. Kelley Williams           Chairman of the Board of     March 27, 2002
______________________________________  Directors, Chief
          J. Kelley Williams            Executive Officer
                                        (Principal Executive
                                        Officer) and Director

       /s/ R. M. Summerford            President and Chief          March 27, 2002
______________________________________  Operating Officer
           R. M. Summerford

        /s/ Max P. Bowman              Vice President, Finance      March 27, 2002
______________________________________  and Chief Financial
            Max P. Bowman               Officer (Principal
                                        Financial Officer)

       /s/ Troy B. Browning            Controller (Principal        March 27, 2002
______________________________________  Accounting Officer)
           Troy B. Browning

     /s/ Richard P. Anderson                    Director            March 27, 2002
______________________________________
         Richard P. Anderson

        /s/ Paul A. Becker                      Director            March 27, 2002
______________________________________
            Paul A. Becker

      /s/ Michael J. Ferris                     Director            March 27, 2002
______________________________________
          Michael J. Ferris

        /s/ James E. Fligg                      Director            March 27, 2002
______________________________________
            James E. Fligg

       /s/ Robert P. Guyton                     Director            March 27, 2002
______________________________________
           Robert P. Guyton

       /s/ Paul W. Murrill                      Director            March 27, 2002
______________________________________
           Paul W. Murrill

       /s/ John F. Osborne                      Director            March 27, 2002
______________________________________
           John F. Osborne

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ William A. Percy, II                   Director            March 27, 2002
______________________________________
         William A. Percy, II

         /s/ Dan F. Smith                       Director            March 27, 2002
______________________________________
             Dan F. Smith

       /s/ Leland R. Speed                      Director            March 27, 2002
______________________________________
           Leland R. Speed

       /s/ R. Gerald Turner                     Director            March 27, 2002
______________________________________
           R. Gerald Turner

                               INDEX TO EXHIBITS


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

 2(e) Asset Purchase Agreement by and between ChemFirst Fine Chemicals, Inc. and First Chemical Corporation, as sellers, and Albemarle Corporation, as buyer, effective June 30, 2001, regarding the sale of the Company's custom and fine chemicals business assets. Schedules and exhibits to this agreement are omitted in accordance with rules of the Commission. The Company agrees to furnish supplementally to the Commission copies of such schedules and exhibits upon request.

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

 4(h) ChemFirst Savings and Employee Stock Ownership Plan and Trust, restated effective January 1, 1997 (supersedes Exhibits 4(c), 4(d), 4(e), 4(f) and 4(g)).

 4(i) Rights Agreement, dated as of October 30, 1996, between the Company and KeyCorp Shareholder Services, Inc., was filed as Exhibit 4 to Amendment No. 1 to the Company's Form S-1 (Registration No. 333-15789) filed on November 18, 1996 and is incorporated herein by reference.

 4(j) First Amendment to Rights Agreement dated effective May 1, 1997, by and among the Company, KeyCorp Shareholder Services, Inc. and The Bank of New York, was filed as Exhibit 4.5 to the Company's Form S-8 (File No. 333-69965) filed on December 30, 1998, and is incorporated herein by reference.

 4(k) Second Amendment to Rights Agreement dated effective October 1, 2001, by and among the Company, The Bank of New York and American Stock Transfer & Trust Company, was filed as Exhibit 4(c) to Amendment No. 1 to the Company's Form 8-A/A (Registration No. 333-35221) filed on November 2, 2001, and is incorporated herein by reference.

 4(l) Post Spin-Off Agreement between First Mississippi and FirstMiss Gold Inc. dated as of September 24, 1995, which was assigned to the Company in connection with the Distribution, was filed as Exhibit 99.1 to First Mississippi's Form 8-K dated September 24, 1995, and is incorporated herein by reference.

 4(m) Note Purchase Agreement between ChemFirst Inc., State Farm Life Insurance Company and Nationwide Life Insurance Company dated October 15, 1998, was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

 4(n) Form of the Company's stock certificate was filed as Exhibit 4(d) to Amendment No. 1 to the Company's Form 8-A/A (Registration No. 333-35221) filed on November 2, 2001, and is incorporated herein by reference.

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

 10(c)* Amendment to Termination Agreement, effective February 19, 2002, by and between the Company and its Chief Executive Officer.

 10(d)* Form of Amendment to Termination Agreement, effective February 19,
        2002, by and between the Company and each of the following executive officers of the Company (the Company's Amendment to Termination Agreement with each such individual contains substantially identical provisions to those contained in the form): Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, James L. McArthur, George M. Simmons and R. Michael Summerford.

 10(e)* ChemFirst Inc. 1988 Long-Term Incentive Plan was filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

 10(f)* ChemFirst Inc. 1995 Long-Term Incentive Plan was filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-18693) filed on December 24, 1996, and is incorporated herein by reference.

 10(g)* ChemFirst Inc. 1998 Long-Term Incentive Plan, as amended, was included as Appendix A to the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders held on May 23, 2000, and is incorporated herein by reference.

 10(h)* 1991 Restatement of the First Mississippi Directors' Retirement Plan, as revised and restated on May 14, 1991, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(f) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and is incorporated herein by reference.

 10(i)* First Mississippi Corporation 1989 Deferred Compensation Plan for
        Outside Directors ("Plan B"), as amended on September 12, 1994, which was assigned to and assumed by the Company pursuant to the Benefits Agreement, was filed as Exhibit 10(g) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and is incorporated herein by reference.

 10(j)* A description of the Company's Deferred Income Plan for Directors,
        Officers and Key Employees ("Plan A") is included in the Company's Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held on May 22, 2001, and is incorporated herein by reference.

 10(k)* Form of Indemnification Agreement between the Company and the following former directors or executive officers of the Company, which was assigned to and assumed by the Company in connection with the Distribution (Company's Indemnification Agreements with each such individual contains substantially identical provisions to those contained in the form): Charles R. Gibson, Charles P. Moreton, Maurice
        T. Reed, Jr., Frank G. Smith, O. E. Wall, Charles M. McAuley and Thomas G. Tepas was filed as Exhibit 10(t) to First Mississippi's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, and is incorporated herein by reference.

 10(l)* Form of Indemnification Agreement entered between the Company and the following current or former directors or executive officers of the Company on March 17, 1999 or subsequently thereto was filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference. (Company's Indemnification Agreement with each such individual contains substantially identical provisions to those contained in the form): Richard P. Anderson, Paul A. Becker, James W. Crook, Michael J. Ferris, James E. Fligg, Robert P. Guyton, Paul W. Murrill, John F. Osborne, William A. Percy, II, Dan F. Smith, Leland R. Speed, R. Gerald Turner, J. Kelley Williams, Daniel P. Anderson, Max P. Bowman, Troy B. Browning, J. Steve Chustz, P. Jerry Coder, William R. Jordan, William B. Kemp, Scott A. Martin, James L. McArthur, George M. Simmons, R. M. Summerford and Roger Van Duyne.

 10(m) ChemFirst Inc. 1997 Employee Stock Purchase Plan was filed as Exhibit
       4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-35221) filed on September 9, 1997, and is incorporated herein by reference.

 10(n)* ChemFirst Inc. Benefits Restoration Plan, dated effective January 1,
        1997, was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

 10(o) First Amended and Restated Loan Agreement dated September 12, 2001 between the Company and SunTrust Bank, as amended on October 10, 2001 and November 29, 2001, and the First Amended and Restated Revolving Credit Note related thereto.

 10(p) Loan Agreement dated September 24, 2001 between the Company and AmSouth
       Bank, as amended on October 17, 2001 and December 3, 2001 and the Revolving Credit Note related thereto.

 13 ChemFirst Inc. 2001 Annual Report to Stockholders (such Annual Report is not, except for those portions thereof which are expressly incorporated by reference, to be deemed "filed" as part of this Form10-
       K).

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