Form 10-Q
period 2002-03-31
CHEMFIRST INC
filed 2002-05-15
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarter Ended March 31, 2002
                      --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                        to
                               ----------------------

Commission File Number:  001-12547
                        -----------


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

         Yes  X     No
             ---       ---


          Class                                   Outstanding at April 30, 2002
----------------------------                      -----------------------------
 Common Stock, $1 Par Value                                  14,141,278

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                         March 31    December 31
                                                           2002          2001
                                                         ---------   -----------
Assets:
Current assets
  Cash and cash equivalents                              $  55,464       43,864
  Accounts receivable                                       36,664       36,582
  Inventories:
    Finished products                                       34,894       35,157
    Work in process                                          1,017          828
    Raw materials and supplies                              13,874       12,475
                                                         ---------    ---------
      Total inventories                                     49,785       48,460
                                                         ---------    ---------
  Prepaid expenses and other current assets                  7,659        7,690
                                                         ---------    ---------
      Total current assets                                 149,572      136,596
                                                         ---------    ---------

Goodwill, net                                               13,724       13,724
Intangible assets, net                                         110          120
Investments and other assets                                 1,011        1,045
Property, plant and equipment                              309,269      304,483
  Less: accumulated depreciation and amortization          158,143      153,524
                                                         ---------    ---------
Property, plant and equipment, net                         151,126      150,959
                                                         ---------    ---------
                                                         $ 315,543      302,444
                                                         =========    =========


Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                          $  15,719        7,916
  Accounts payable                                          14,670       14,446
  Deferred revenue                                             998          890
  Accrued expenses and other current liabilities            15,684       17,240
                                                         ---------    ---------
    Total current liabilities                               47,071       40,492
                                                         ---------    ---------
Long-term debt                                               4,822        4,755
Other long-term liabilities                                 29,321       27,647
Deferred income taxes                                       10,512        9,660
Stockholders' equity:
  Common stock                                              14,084       14,053
  Additional paid-in capital                                30,054       29,398
  Unearned compensation                                       (638)        (683)
  Accumulated other comprehensive income                       482        1,368
  Retained earnings                                        179,835      175,754
                                                         ---------    ---------
    Total stockholders' equity                             223,817      219,890
                                                         ---------    ---------
                                                         $ 315,543      302,444
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)



                                                              3 Months Ended
                                                                 March 31
                                                           --------------------
                                                             2002         2001
                                                           -------      -------
Sales                                                      $62,471       91,674
Cost of sales                                               43,964       69,564
                                                           -------      -------
    Gross margin                                            18,507       22,110

General, selling and administrative expenses                13,113       14,643
Research and development expenses                            1,769        2,337
Other operating income, net                                  4,986        4,937
                                                           -------      -------
    Operating earnings                                       8,611       10,067

Interest income                                                228           50
Interest expense                                               163          839
Other income (expense),  net                                    33          (39)
                                                           -------      -------
    Earnings before income taxes                             8,709        9,239
Income tax expense                                           3,222        3,464
                                                           -------      -------
    Net earnings                                           $ 5,487        5,775
                                                           =======      =======



Earnings per common share - basic                          $  0.39         0.41

Average shares outstanding - basic                          14,059       14,156

Earnings per common share - diluted                        $  0.38         0.40

Average shares outstanding - diluted                        14,269       14,359

Cash dividend declared
  per share                                                $  0.10         0.10



The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                              3 Months Ended
                                                                 March 31
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Cash flows from operations:
  Net earnings                                             $  5,487       5,775
  Adjustments to reconcile net earnings  to
   net cash provided by operations:
    Depreciation and amortization                             4,787       7,354
    Provision for losses on receivables                         341          --
    Deferred taxes and other items                              431          62
    Change in current assets and liabilities, net            (1,298)    (11,315)
                                                           --------    --------
         Net cash provided by operating activities            9,748       1,876
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures                                       (4,786)     (5,269)
  Other investing activities                                     --           7
                                                           --------    --------
         Net cash used in investing activities               (4,786)     (5,262)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings on notes payable                             7,803       3,916
  Dividends                                                  (1,407)         --
  Proceeds from issuance of common stock                        576         398
                                                           --------    --------
         Net cash provided by financing activities            6,972       4,314
                                                           --------    --------
Effect of exchange rate changes on cash                        (334)       (378)
                                                           --------    --------
Net increase in cash and cash equivalents                    11,600         550
Cash and cash equivalents at beginning of period             43,864       5,594
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 55,464       6,144
                                                           ========    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                   $     16         487
                                                           ========    ========
    Income tax payments, net                               $  1,468         240
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited.  In Thousands of Dollars)

Note 1 - General

     The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 presentation. In the opinion of management, the financial statements reflect all adjustments (all are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company and Form 10-K for the year ended December 31, 2001.

Note 2 - Disposals

     The Company sold its custom and fine chemical business effective June 30, 2001. Revenues and operating earnings of custom and fine chemicals operations for the first quarter of the prior year were $17,018 and $1,596, respectively.

Accrual for Exiting Custom and Fine Chemicals       Total    Severance    Other*
                                                   ------    ---------    ------
Balance, December 31, 2001                         $1,698        248       1,450
      Cash Expenditure                                137        111          26
                                                   ------     ------      ------
Balance, March 31, 2002                            $1,561        137       1,424
                                                   ======     ======      ======

* Includes disposition of residual inventory and post-closing adjustments.

Note 3 - Intangibles

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or as described below, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluated its intangible assets excluding goodwill, and determined that all such assets have determinable lives. The Company completed an impairment analysis of goodwill and found no instances of impairment of its recorded goodwill as of March 31, 2002. The Company's goodwill relates to the electronic chemicals and other specialty chemical segment. There were no acquisitions of intangible assets during the quarter ending March 31, 2002.

     The components of intangible assets are as follows:


                                 March 31, 2002                  December 31, 2001
                       ---------------------------------  ---------------------------------
                         Gross                     Net     Gross                      Net
                       Carrying   Accumulated   Carrying  Carrying   Accumulated   Carrying
                        Amount    Amortization   Amount    Amount    Amortization   Amount
                       --------   ------------  --------  --------   ------------  --------
Amortized Intangibles
    Loan Costs          $   170         150          20       170          141          29
    Other                   150          60          90       150           59          91
                        -------      ------      ------    ------       ------      ------
                        $   320         210         110       320          200         120
                        =======      ======      ======    ======       ======      ======
Intangible assets not
  Subject to
  Amortization          $26,311      12,587      13,724    26,311       12,587      13,724
                        =======      ======      ======    ======       ======      ======


     Aggregate amortization expense for the three month period ended March 31, 2002 was $10. Amortization expense for the net carrying amount of intangible assets is estimated to be $43 for the remainder of fiscal 2002, $23 in fiscal 2003, $23 in fiscal 2004, $17 in fiscal 2005, and $4 in fiscal 2006.

     The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142:

                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                          2002           2001
                                                         ------         ------
Reported net earnings                                    $5,487          5,775
     Add back goodwill amortization,
     net of tax                                              --            240
                                                         ------         ------
Adjusted net earnings                                    $5,487          6,015
                                                         ======         ======

Basic earnings per share:
     Reported basic earnings per share                   $ 0.39           0.41
     Add back goodwill amortization,
     net of tax                                              --           0.02
                                                         ------         ------
Adjusted basic earnings per share                        $ 0.39           0.43
                                                         ======         ======

Diluted earnings per share:
     Reported diluted earnings per share                 $ 0.38           0.40
     Add back goodwill amortization,
     net of tax                                              --           0.02
                                                         ------         ------
Adjusted diluted earnings per share                      $ 0.38           0.42
                                                         ======         ======

Note 4 - New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, an entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company is currently assessing whether SFAS No. 143 will have an impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions" (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and other Intangible Assets".

     Effective January 1, 2002, the Company adopted the provisions of SFAS No.
144. The implementation of this statement did not have a significant impact on the Company's financial statements.

Note 5 - Comprehensive Income

     Total comprehensive income for the three months ended March 31, 2002 and 2001, was $4,601 and $5,397, respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Note 6 - Commitments and Contingencies

     For the quarters ended March 31, 2002 and March 31, 2001, the Company recorded business insurance recoveries of $3,100 and $3,600, respectively, related to an explosion at the Nissin Chemical plant in Japan, which disrupted the Company's supply of hydroxylamine. From June 2000 through March 31, 2002, $16,000 has been received and recorded, after meeting the one-time $1,000 deductible, and reflected in the consolidated statement of operations as Other Operating Income. The Company seeks additional recoveries through arbitration, with policy limits of $25,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 2002
Compared to the three months ended March 31, 2001

Consolidated Results

     Net earnings for the three months ended March 31, 2002 were $5.5 million or $0.38 per diluted share, versus $5.8 million or $0.40 per diluted share for the same period of the prior year. Results include after-tax business interruption insurance payments of $1.9 million or $0.13 per share and $2.3 million or $0.15 per share last year. Prior year results also include after-tax earnings of $1.0 million or $0.07 per share from the custom and fine chemicals business sold last year. Sales declined 32% for the year, with 19% attributable to the divestiture of custom and fine chemicals operations, 11% to polyurethanes and 2% to remaining electronic and other specialties. The decline in polyurethane revenues was due to the pass-through of lower energy and raw materials cost on contract sales. The decline in general, selling and administrative expenses and research and development expenses was primarily due to the custom and fine chemical sale. Excluding business interruption proceeds and prior year custom and fine chemical operations, earnings for the year were up on better polyurethane results and lower interest expense.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                            3 Months Ended
                                                                March 31
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Sales:
    Electronic and Other Specialty Chemicals             $ 32,915        52,200
    Polyurethane Chemicals                                 29,556        39,474
                                                         --------      --------
        Total                                            $ 62,471        91,674
                                                         ========      ========

Operating profit (loss) before income taxes:
    Electronic and Other Specialty Chemicals             $  5,513         8,332
    Polyurethane Chemicals                                  6,340         5,114
                                                         --------      --------
                                                           11,853        13,446
Unallocated corporate expenses                             (3,242)       (3,379)
    Interest income (expense), net                             65          (789)
    Other income (expense), net                                33           (39)
                                                         --------      --------
        Total                                            $  8,709         9,239
                                                         ========      ========

     Electronic and Other Specialty Chemicals results for the current three months were an operating profit of $5.5 million versus $8.3 million for the prior year. Prior year results include pretax operating profits from custom and fine chemical operations, sold in June of 2001, of $1.6 million on $17.0 million in sales. Excluding custom and fine chemical operations for the prior year, operating profit was down 19% on lower electronic chemical sales volume and business interruption proceeds. Sales were down 6%, with gross margins holding steady at 36% of sales. HDA residue remover volumes were up 12%, however, primarily on new business in Taiwan and growing demand in other parts of the Far East. Business interruption payments were $3.1 million and $3.6 million for the current year and prior year, respectively, and were related to the June 2000 plant explosion at a critical raw material supplier.

     Polyurethane Chemicals pretax operating profits for the three months were $6.3 million, up from $5.1 million for the same period prior year on less volatile energy prices and royalty income from a process technology license. Sales were off 25% to $29.6 million, primarily due to the pass-through of lower energy and raw materials costs on contract sales as volume declined only 3%. Gross margins as a percentage of sales increased to 22% for the current year, up from 15% for the prior year.

     Unallocated corporate expense for the current year was $3.2 million, down slightly from the prior year's $3.4 million. The Company had net interest income of $0.1 million versus net interest expense of $0.8 million for the prior year on lower average debt and increased interest income from the proceeds of the custom and fine chemicals disposal.

Capital Resources and Liquidity

     Cash flow from operating activities for the current year was $9.7 million versus $1.9 million in the prior year. Prior year cash flow was reduced by an increase in agricultural intermediate inventories in fine chemical operations. Net cash used in investing activities for the current year was $4.8 million versus $5.3 million in the prior year. Expenditures in both years are primarily related to electronic chemical operations. Current year financing activities include a $7.8 million increase in yen denominated borrowings to more effectively finance Japanese operations (See Quantitative and Qualitative Disclosures About Market Risk).

Forward-Looking Statements

     Certain statements included in this Form 10-Q which are not historical in nature, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other forward-looking statements made from time to time by the Company, or in the Company's press releases and filings with the U.S. Securities and Exchange Commission, are based on certain underlying assumptions and expectations of management. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, general economic conditions, availability and pricing of utilities and raw materials, including hydroxylamine, supply/demand balance for key products, new product development, manufacturing efficiencies, conditions of and product demand by key customers, the timely completion and start up of construction projects, pricing pressure as a result of domestic and international market forces and insurance coverage and timing of any claim payments related to the disruption in supply of hydroxylamine, and other factors as may be discussed in the company's Form 10-K for the fiscal year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At March 31, 2002, the Company had no open derivative instrument contracts. Financial instruments related to foreign operations were limited to short-term debt denominated in Japanese yen with a U.S. dollar equivalent of $15.7 million. Due to the short-term nature and amount of this yen obligation, the Company does not consider its exposure to fluctuations in foreign currency exchange rates or interest rates to be material.

     The Company typically utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At March 31, 2002, this included long-term, fixed rate debt denominated in U.S. dollars, the fair value of which was approximately $4.8 million. A 100 basis point change in interest rates (all other variables held constant) at March 31, 2002, would result in an approximate $0.1 million annualized change in fair value but would not affect interest expense or cash flow. At March 31, 2002, there was no variable rate debt outstanding.


Item 6. Exhibits and Reports on Form 8-K


     (b) Reports on Form 8-K

          No report on Form 8-K was filed by the Registrant during the three months ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CHEMFIRST INC.



May 10, 2002                          /s/ J. Kelley Williams
------------                          ----------------------
Date                                  J. Kelley Williams
                                      Chairman and Chief Executive Officer



May 10, 2002                          /s/ Troy B. Browning
------------                          ----------------------
Date                                  Troy B. Browning
                                      Controller (Principal Accounting Officer)