Form 10-Q
period 2002-06-30
CHEMFIRST INC
filed 2002-08-14
CIK 1026601

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2002
                                  -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to
                                           --------------    ---------------

Commission File Number: 001-12547
                        ---------

     ChemFirst Inc.
------------------------
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

         Yes  X  No
             ---    ---

             Class                               Outstanding at July 31, 2002
   --------------------------                    ----------------------------
   Common Stock, $1 Par Value                             14,246,940

                                 ChemFirst Inc.
                     Consolidated Balance Sheets (Unaudited)
                            (In Thousands of Dollars)


                                                              June 30         December 31
                                                                2002              2001
                                                            ------------      ------------
Assets:
Current assets
  Cash and cash equivalents                                 $     58,912            43,864
  Accounts receivable                                             40,696            36,582
  Inventories:
   Finished products                                              37,096            35,157
   Work in process                                                   829               828
   Raw materials and supplies                                     13,405            12,475
                                                            ------------      ------------
      Total inventories                                           51,330            48,460
                                                            ------------      ------------
  Prepaid expenses and other current assets                        7,956             7,690
                                                            ------------      ------------
      Total current assets                                       158,894           136,596
                                                            ------------      ------------
Goodwill, net                                                     13,724            13,724
Intangible assets, net                                               100               120
Investments and other assets                                         989             1,045
Property, plant and equipment                                    312,058           304,483
  Less: accumulated depreciation and amortization                162,933           153,524
                                                            ------------      ------------
Property, plant and equipment, net                               149,125           150,959
                                                            ------------      ------------
                                                            $    322,832           302,444
                                                            ============      ============

Liabilities and Stockholders' Equity:
Current liabilities
  Notes payable                                             $     18,530             7,916
  Deferred revenue                                                 2,222               890
  Accounts payable                                                13,574            14,446
  Accrued expenses and other current liabilities                  14,802            17,240
                                                            ------------      ------------
    Total current liabilities                                     49,128            40,492
                                                            ------------      ------------
Long-term debt                                                     4,889             4,755
Other long-term liabilities                                       32,530            27,647
Deferred income taxes                                             10,241             9,660
Stockholders' equity:
  Common stock                                                    14,174            14,053
  Additional paid-in capital                                      32,009            29,398
  Unearned compensation                                             (593)             (683)
  Accumulated other comprehensive income                          (1,832)            1,368
  Retained earnings                                              182,286           175,754
                                                            ------------      ------------
    Total stockholders' equity                                   226,044           219,890
                                                            ------------      ------------
                                                            $    322,832           302,444
                                                            ============      ============

The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Operations (Unaudited)
         (In Thousands of Dollars and Shares, Except Per Share Amounts)


                                                                       3 Months Ended                  6 Months Ended
                                                                          June 30                         June 30
                                                                 --------------------------      -------------------------
                                                                    2002            2001            2002           2001
                                                                 ----------      ----------      ----------     ----------

  Sales                                                          $   74,555          89,009         137,026        180,683
  Cost of sales                                                      52,066          72,215          96,031        141,779
                                                                 ----------      ----------      ----------     ----------
         Gross margin                                                22,489          16,794          40,995         38,904

  General, selling and administrative expenses                       15,355          15,366          28,468         30,262
  Research and development expenses                                   1,841           1,969           3,611          4,053
  Loss on disposal and costs to exit business                            --         (27,502)             --        (27,502)
  Other operating income, net                                           921             591           5,908          5,528
                                                                 ----------      ----------      ----------     ----------
         Operating earnings (loss)                                    6,214         (27,452)         14,824        (17,385)

  Interest income                                                       257              77             485            127
  Interest expense                                                      315             802             476          1,641
  Other income (expense), net                                           (19)          1,106              14          1,067
                                                                 ----------      ----------      ----------     ----------
        Earnings (loss) before income taxes                           6,137         (27,071)         14,847        (17,832)
  Income tax expense (benefit)                                        2,271         (10,151)          5,493         (6,687)
                                                                 ----------      ----------      ----------     ----------
        Net earnings (loss)                                      $    3,866         (16,920)          9,354        (11,145)
                                                                 ==========      ==========      ==========     ==========


Basic earnings (loss) per common share:                          $     0.27           (1.19)           0.66          (0.79)
                                                                 ==========      ==========      ==========     ==========

Average shares outstanding                                           14,136          14,172          14,098         14,164


Earnings (loss) per common share, assuming dilution:             $     0.27           (1.19)           0.65          (0.79)
                                                                 ==========      ==========      ==========     ==========

Average shares outstanding, assuming dilution                        14,455          14,172          14,362         14,164

Cash dividend declared
  per share                                                      $     0.10            0.10            0.20           0.20
                                                                 ==========      ==========      ==========     ==========


The accompanying notes are an integral part of these financial statements.

                                 ChemFirst Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                            (In Thousands of Dollars)


                                                                             6 Months Ended
                                                                                June 30
                                                                       --------------------------
                                                                          2002            2001
                                                                       ----------      ----------
Cash flows from operations:
  Net earnings (loss)                                                  $    9,354         (11,145)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operations:
    Depreciation and amortization                                           9,707          14,537
    Provision for losses on receivables                                       496              --
    Loss on disposal and costs to exit business                                --          27,502
    Deferred taxes and other items                                          4,914         (11,068)
    Change in current assets and liabilities, net
     of effects of dispositions                                           (10,432)        (13,825)
                                                                       ----------      ----------
              Net cash provided by operating activities                    14,039           6,001
                                                                       ----------      ----------
Cash flows from investing activities:
  Capital expenditures                                                     (7,575)         (9,807)
  Other investing activities                                                   --           1,638
                                                                       ----------      ----------
              Net cash used in investing activities                        (7,575)         (8,169)
                                                                       ----------      ----------
Cash flows from financing activities:
  Net borrowings on notes payable                                           8,909           9,589
  Dividends                                                                (2,822)         (2,825)
  Proceeds from issuance of common stock                                    2,520             381
                                                                       ----------      ----------
             Net cash provided by financing activities                      8,607           7,145
                                                                       ----------      ----------
Effect of exchange rate changes on cash                                       (23)           (487)
                                                                       ----------      ----------
Net increase in cash and cash equivalents                                  15,048           4,490
Cash and cash equivalents at beginning of period                           43,864           5,594
                                                                       ----------      ----------
Cash and cash equivalents at end of period                             $   58,912          10,084
                                                                       ==========      ==========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest, net of amounts capitalized                               $      479           1,441
                                                                       ==========      ==========
    Income tax payments (refunds), net                                 $    6,536           1,551
                                                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

ChemFirst Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited. In Thousands of Dollars)

Note 1 - General

         The financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 presentation. In the opinion of management, the financial statements reflect all adjustments (all are of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report and Form 10-K of the Company for the year ended December 31, 2001.

Note 2 - Disposals

         The Company sold its custom and fine chemical business effective June 30, 2001. Revenues and pretax operating losses of custom and fine chemicals operations for the six-months ended June 30, 2001, were $31,271 and $1,911, respectively, and for the second quarter of the prior year were $14,252 and $3,507, respectively.

Note 3 - Intangibles

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or as described below, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluated its intangible assets excluding goodwill, and determined that all such assets have determinable lives. The Company completed an impairment analysis of goodwill and found no instances of impairment of its recorded goodwill as of January 1, 2002. The Company's goodwill relates to the electronic chemicals and other specialty chemical segment. There were no acquisitions of intangible assets during the quarter ending June 30, 2002.

         The components of intangible assets are as follows:

                                         June 30, 2002                           December 31, 2001
                              -------------------------------------     -------------------------------------
                                Gross                        Net          Gross                        Net
                              Carrying    Accumulated     Carrying      Carrying    Accumulated     Carrying
                               Amount     Amortization     Amount        Amount     Amortization     Amount
                              ---------   ------------    ---------     ---------   ------------    ---------
Amortized intangibles
          Loan Costs          $     170           158            12           170           141            29
          Other                     150            62            88           150            59            91
                              ---------     ---------     ---------     ---------     ---------     ---------
                              $     320           220           100           320           200           120
                              ---------     ---------     ---------     ---------     ---------     ---------
Intangible assets not
  Subject to
  Amortization                $  26,311        12,587        13,724        26,311        12,587        13,724
                              =========     =========     =========     =========     =========     =========

         Aggregate amortization expense for the six-month period ended June 30, 2002 was $20. Amortization expense for the net carrying amount of intangible assets is estimated to be $33 for the remainder of fiscal 2002, $23 in fiscal 2003, $23 in fiscal 2004, $17 in fiscal 2005, and $4 in fiscal 2006.

         The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142:

                                                        Three Months                   Six  Months
                                                       Ended June 30,                 Ended June 30,
                                                  -------------------------      -------------------------
                                                     2002           2001            2002           2001
                                                  ----------     ----------      ----------     ----------

Reported net earnings (loss)                      $    3,866        (16,920)          9,354        (11,145)
     Add back goodwill amortization,
     net of tax                                           --            237              --            477
                                                  ----------     ----------      ----------     ----------
Adjusted net earnings (loss)                      $    3,866        (16,683)          9,354        (10,668)
                                                  ==========     ==========      ==========     ==========

Basic earnings per share:
     Reported basic earnings per share            $     0.27          (1.19)           0.66          (0.79)
     Add back goodwill amortization,
     net of tax                                           --           0.01              --           0.04
                                                  ----------     ----------      ----------     ----------
Adjusted basic earnings per share                 $     0.27          (1.18)           0.66          (0.75)
                                                  ==========     ==========      ==========     ==========

Diluted earnings per share:
     Reported diluted earnings per share          $     0.27          (1.19)           0.65          (0.79)
     Add back goodwill amortization,
     net of tax                                           --            .01              --           0.04
                                                  ----------     ----------      ----------     ----------
Adjusted diluted earnings per share               $     0.27          (1.18)           0.65          (0.75)
                                                  ==========     ==========      ==========     ==========

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Under this standard, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The new statement grandfathers the accounting for liabilities that the Company had previously recorded under EITF 94-3. The Company is in the process of reviewing this new statement to determine its potential impact.

Note 5 - Comprehensive Income

        Total comprehensive income (loss) for the three months ended June 30, 2002 and 2001, was $2,672 and ($16,204), respectively. Cumulative comprehensive income (loss) for the six months ended June 30, 2002 and June 30, 2001, was $6,155 and ($10,807), respectively. Total comprehensive income for the Company includes net income and foreign currency translation adjustments.

Note 6 - Commitments and Contingencies

         For the quarter ended June 30, 2002, the Company recorded business interruption insurance recoveries of $364 and for the six months ended June 30, 2002 and 2001, has recorded $3,458 and $3,600, respectively, related to an explosion at the Nissin Chemical plant in Japan, which disrupted the Company's supply of hydroxylamine. No business interruption insurance recoveries were recorded during the three months ended June 30, 2001.

         From June 2000 through June 30, 2002, $16,000 has been received and recorded, after meeting the one-time $1,000 deductible, under the Company's primary insurance policy. The Company is presently seeking additional recoveries under this policy of $9,000 through arbitration. The Company has received $364 under a separate policy that covers operations in Scotland and continues in negotiations with the carrier toward further recoveries. These amounts are reflected in the consolidated statements of operations as Other Operating Income.

         On December 31, 1997, the Company purchased through its wholly owned subsidiary, EKC Technology, Inc. ("EKC"), the CMP business of Baikowski International Corporation ("BIC"), a wholly owned subsidiary of Group PSB Industries, S.A. ("PSB"). The purchase price included contingent consideration based on future EKC earnings, with the minimum required contingent consideration of $5,000, estimated to be paid as early as December 2002 by lump sum, recorded at the time of the acquisition. Under provisions of the purchase agreement, BIC has now elected for the contingent consideration to be paid over three consecutive years beginning December 31, 2002, within 60 days following each year end, based on a contractual formula tied to the earnings of EKC for each of those years. Any amounts paid in excess of the $5,000 will be recorded as additional purchase consideration.

Note 7 - Subsequent Events

         On July 23, 2002, the Company entered into a merger agreement with E.
I. du Pont de Nemours and Company ("DuPont"), providing for the purchase of the Company's outstanding common stock by DuPont. In accordance with the terms of the merger agreement, each outstanding share of the Company's common stock would be converted into the right to receive $29.20 in cash. Completion of the transaction is subject to shareholder and certain regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2002 Compared to the six months ended June 30, 2001

Consolidated Results

         Net earnings for the six months ended June 30, 2002 were $9.4 million or $0.65 per diluted share, versus a loss of $11.1 million or $0.79 per share for the same period of the prior year. Prior year results include an after-tax loss of $17.2 million or $1.21 per share from the disposition of the Company's custom and fine chemical business, after-tax losses of $1.2 million or $0.10 per share on $31.3 million in sales related to their operations and a gain of $0.7 million or $0.05 per share on the sale of the Company's interest in a captive insurance company. Prior year earnings excluding these special items were $6.6 million or $0.47 per share. Results for the current and prior year also include after-tax business interruption insurance payments of $2.2 million or $0.15 per share and $2.2 million or $0.16 per share, respectively. The current year earnings improvement was due to better results in both electronic and other specialty and polyurethane chemicals and lower interest expense. Excluding prior year fine chemical operations, sales declined 8% for the current year as a 17% decline in polyurethanes was partially offset by a 4% increase in electronic and other specialties, and general, sales and administrative expenses rose 6% due to higher unallocated corporate expenses.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                                       6 Months Ended
                                                                          June 30
                                                                    2002            2001
                                                                 ----------      ----------
Sales:
        Electronic and Other Specialty Chemicals                 $   65,495          94,362
        Polyurethane Chemicals                                       71,531          86,321
                                                                 ----------      ----------
               Total                                             $  137,026         180,683
                                                                 ==========      ==========

Operating profit (loss) before income taxes:
        Electronic and Other Specialty Chemicals                 $    7,835         (22,735)
        Polyurethane Chemicals                                       14,901          12,023
                                                                 ----------      ----------
                                                                     22,736         (10,712)
        Unallocated corporate expenses                               (7,912)         (6,673)
        Interest income (expense), net                                    9          (1,514)
        Other income, net                                                14           1,067
                                                                 ----------      ----------
               Earnings (loss) before income taxes               $   14,847         (17,832)
                                                                 ==========      ==========

         Electronic and Other Specialty Chemicals results for the current six months were an operating profit of $7.8 million versus a loss of $22.7 million for the prior year. Prior year results include a $27.5 million pretax loss from the Company's decision to exit and dispose of its custom and fine chemical operations in June of 2001, and custom and fine chemical operating losses of $2.0 million on $31.3 million in sales. Excluding these losses and revenue in the prior year, operating profit for the six months of the current year was up 17% over prior year's $6.7 million as higher sales and gross margins more than offset a $0.8 million increase in other net operating expenses. Sales were up 4%, from $63.1 million to $65.5 million, with gross margins increasing to 37% of sales versus 35%. Sales and margins were up primarily due to higher electronic chemical volume. Net other operating expense rose on a 2% increase in expenses and lower royalty income. Results include pretax business interruption payments of $3.5 million and $3.6 million for the current year and prior year, respectively, related to the June 2000 plant explosion at a critical raw material supplier.

         Polyurethane Chemicals pretax operating profits for the six months were $14.9 million, up from $12.0 million for the same period in the prior year, reflecting higher margins and royalty income from a process technology license. Sales were off 17% to $71.5 million due to the pass-through of lower energy and raw materials costs on contract sales and a 6% decrease in volume. Gross margins as a percentage of sales increased to 23% for the current year, up from 17% for the prior year, primarily reflecting favorable energy and raw material pass-throughs.

         Unallocated corporate expense for the current year was $7.9 million, up from the prior year's $6.7 million, primarily due to a $1.6 million increase in accruals for benefit plans indexed to the Company's stock price. Net interest expense was down $1.5 million from the prior year on lower average debt and increased interest income from the proceeds of the custom and fine chemicals disposal.

Results of Operations - Three months ended June 30, 2002
Compared to the three months ended June 30, 2001

Consolidated Results

         Net earnings for the three months ended June 30, 2002 were $3.9 million or $0.27 per diluted share, versus a loss of $16.9 million or $1.19 per share for the same period of the prior year. Prior year results include an after-tax loss of $17.2 million or $1.21 per share from the disposition of the Company's custom and fine chemical business, after-tax losses of $2.2 million or $0.16 per share related to their operations and a gain of $0.7 million or $0.05 per share on the sale of the Company's interest in a captive insurance company. Results for the current year also include after-tax business interruption insurance payments of $0.2 million or $0.02 per share. Prior year results excluding these special items were $1.8 million or $0.13 per share. Excluding special items, earnings were up as better results in both electronic and other specialty and polyurethane chemicals and lower net interest expense more than offset higher other operating expenses. Excluding fine chemicals, sales versus prior year were essentially unchanged as a $4.9 million decrease in polyurethane sales was offset by an increase in electronic and other specialties and general, selling and administrative expenses rose 13%, primarily due to higher unallocated corporate expenses.

Segment Operations

                               Segment Information
                            (In Thousands of Dollars)

                                                                 3 Months Ended
                                                                     June 30
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
Sales:
        Electronic and Other Specialty Chemicals            $   32,580          42,162
        Polyurethane Chemicals                                  41,975          46,847
                                                            ----------      ----------
               Total                                        $   74,555          89,009
                                                            ==========      ==========

Operating profit (loss) before income taxes:
        Electronic and Other Specialty Chemicals            $    2,321         (31,067)
        Polyurethane Chemicals                                   8,561           6,909
                                                            ----------      ----------
                                                                10,882         (24,158)
        Unallocated corporate expenses                          (4,668)         (3,294)
        Interest income (expense), net                             (58)           (725)
        Other income (expense), net                                (19)          1,106
                                                            ----------      ----------
               Earnings (loss) before income taxes          $    6,137         (27,071)
                                                            ==========      ==========

                  Electronic and Other Specialty Chemicals results for the current three months were an operating profit of $2.3 million versus a loss of $31.1 million for the prior year. Prior year results include a $27.5 million pretax loss from the Company's decision to exit and dispose of its custom and fine chemical operations in June of 2001, and custom and fine chemical operating losses of $3.5 million on $14.3 million in sales. Excluding these losses and revenue in the prior year, operating profit for the three months of the current year was up $2.4 million over the prior year's $0.1 million loss on higher sales and gross margins. Sales were up 17%, from $27.9 million to $32.6 million, with gross margins increasing to 38% of sales versus 35%. Sales and margins were up primarily due to higher electronic chemical volume. Demand from the Far East drove record remover sales for the quarter. Results include business interruption payments of $0.4 million for the current year.

         Polyurethane Chemicals pretax operating profits for the three months were $8.6 million, up from $6.9 million for the same period prior year on improved margins. Sales were off 10% to $42.0 million, as volume declined 8%. Gross margins as a percentage of sales increased to 24% for the current year, up from 18% for the prior year, primarily reflecting favorable energy and raw material pass-throughs.

         Unallocated corporate expense for the current year was $4.7 million, up from the prior year's $3.3 million, primarily due to a $1.0 million increase in accruals for benefit plans indexed to the Company's stock price. Net interest expense was down $0.7 million from the prior year on lower average debt and increased interest income from the proceeds of the custom and fine chemicals disposal. Other income for the prior year included a $1.1 million gain from the sale of the Company's interest in an offshore captive insurance company.

Capital Resources and Liquidity

         Cash flow from operating activities for the six months ended June 30, 2002, was $14.0 million versus $6.0 million in the prior period. Operating cash flow for the current period reflects higher earnings, while prior period cash flows were decreased by a reduction in payables. Net cash used in investing activities for the current period was $7.6 million versus $8.2 million in the prior period. Capital expenditures in both periods are primarily related to electronic chemical operations. Prior period investing activities also includes $1.6 million in proceeds from the sale the Company's interest in an offshore captive insurance company. Current period financing activities include a $8.9 million increase in yen denominated borrowings to more effectively finance Japanese operations (See Quantitative and Qualitative Disclosures About Market
Risk).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business, including changes in interest rates and foreign currency exchange rates. At June 30, 2002, the Company had no open derivative instrument contracts. Financial instruments related to foreign operations were limited to short-term debt denominated in Japanese yen with a U.S. dollar equivalent of $18.5 million. An assumed ten percent change in the yen exchange rate from the levels of June 30, 2002 and 2001 (with interest rates assumed constant) based on a strengthened U.S. dollar would result in a $1.9 million and $0.8 million respective decrease in the liabilities of the financial instrument and conversely, based on a weakened U.S. dollar, would result in a $1.9 million and $0.8 million respective increase in the liabilities of the financial instrument.

         The Company typically utilizes fixed and variable-rate debt to maintain liquidity and fund its domestic business operations, with the terms and amounts based on business requirements, market conditions and other factors. At June 30, 2002, this included long-term, fixed rate debt denominated in U.S. dollars, the fair value of which was approximately $4.9 million. A 100 basis point change in interest rates (all other variables held constant) at June 30, 2002, would result in an approximate $0.1 million annualized change in fair value but would not affect interest expense or cash flow. At June 30, 2002, there was no variable rate debt outstanding.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on May 21, 2002, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected three directors for terms to expire in 2005, or until their successors are elected and qualify. The following votes were cast:

Richard P. Anderson                           11,670,369                   Shares voted for
                                              ----------
                                                 544,506                   Shares withheld
                                              ----------

Robert P. Guyton                              11,670,063                   Shares voted for
                                              ----------
                                                 544,812                   Shares withheld
                                              ----------

J. Kelley Williams                            11,669,927                   Shares voted for
                                              ----------
                                                 544,948                   Shares withheld
                                              ----------

         In addition, a resolution was submitted to shareholders for the adoption of an amendment to the ChemFirst Inc. 1998 Long-Term Incentive Plan. The vote was as follows:

1998 Long-Term Incentive Plan Amendment       10,294,752                   Shares voted for
                                              ----------
                                                  72,126                   Shares withheld
                                              ----------
                                               1,850,993                   Shares voted against
                                              ----------

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 10 - ChemFirst Inc. Benefit Restoration Plan, amended as of May 21, 2002.

         Exhibit 99 - Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         No report on Form 8-K was filed by the Registrant during the three-months ended June 30, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHEMFIRST INC.



August 14, 2002                    /s/ J. Kelley Williams
---------------                    ---------------------------------------------
Date                                   J. Kelley Williams
                                       Chairman and Chief Executive Officer


August 14, 2002                    /s/ Troy B. Browning
---------------                    ---------------------------------------------
Date                                   Troy B. Browning
                                       Controller (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10                    ChemFirst Inc. Benefit Restoration Plan, amended as of
                         May 21, 2002.

   99                    Certification of CEO and CFO pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.